Form 10-Q
period 2002-06-30
WESTERN UNITED HOLDING CO
filed 2002-09-24
CIK 1175790

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                 to

Commission file number –333-72346-01

WESTERN UNITED HOLDING COMPANY

(Exact name of registrant as specified in its charter)

WASHINGTON	73-1642091
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

601 W. 1ST AVENUE, SPOKANE, WASHINGTON	99201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (509)835-2500

Former name, former address and former fiscal year, if changed since last report: N/A.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ] No [X]

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: N/A.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [   ] No [   ] N/A.

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common: 100 shares at August 31, 2002.

WESTERN UNITED LIFE ASSURANCE COMPANY
INDEX

PART I — FINANCIAL INFORMATION

     Western United Holding Company was formed in May 2002 and had no significant operations for the quarter ended June 30, 2002. Subsequent to the quarter end, Metropolitan Mortgage & Securities Co., Inc. transferred its 46.3% ownership of Western United Life Assurance Company to Western Holding and Consumer Group Holding Company also transferred its 53.7% ownership of Western Life to Western Holding, thereby making Western Life a wholly owned subsidiary of Western Holding. The financial statements and financial information contained in this report relate solely to Western Life.

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets
As of June 30, 2002 and September 30, 2001

Statements of Operations
Three Months Ended June 30, 2002 and 2001
Nine Months Ended June 30, 2002 and 2001

Statements of Comprehensive Income
Three Months Ended June 30, 2002 and 2001
Nine Months Ended June 30, 2002 and 2001

Statement of Stockholders’ Equity
Nine Months Ended June 30, 2002 and 2001

Statements of Cash Flows
Nine Months Ended June 30, 2002 and 2001

Notes to Financial Statements

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTERN UNITED LIFE ASSURANCE COMPANY
BALANCE SHEETS

	June 30,	September 30,
	2002	2001

	(unaudited)
Assets:
Investments:
Trading securities, at fair value	$—	$48,818,530
Available-for-sale securities, at fair value	379,113,338	267,833,620
Held-to-maturity securities, at amortized cost	24,881,958	—
Real estate contracts and mortgage notes receivable, net of discounts and origination fees and net of allowances of $7,458,512 and $8,078,416	491,741,753	382,179,446
Real estate held for sale and development at the lower of cost or market, net of allowances of $1,980,473 and $2,448,670	50,701,138	39,121,577
Other receivable investments, net of discounts and origination fees and net of allowances of $383,932 and $1,088,347	137,247,678	148,763,735
Policy loans	19,688,311	19,381,119

Total investments	1,103,374,176	906,098,027

Cash and cash equivalents	18,811,504	53,286,888
Accrued interest on investments	13,103,102	9,254,198
Reinsurance receivable	141,088,780	109,608,025
Deferred acquisition costs	56,296,331	56,356,646
Indebtedness of related parties	19,177,743	19,879,627
Land, buildings and equipment, net	4,254,161	4,609,295
Current income taxes receivable	—	4,246,667
Other assets	10,643,078	14,024,375

Total other assets	263,374,699	271,265,721

Total assets	$1,366,748,875	$1,177,363,748

Liabilities:
Reserves, payables, and accrued liabilities:
Life insurance and annuity reserves	$1,089,227,017	$970,094,228
Policyholder funds on deposit	1,258,387	1,121,949
Accounts payable and accrued expenses	26,405,113	27,207,203
Current income taxes payable	1,675,756	—
Due to affiliate	1,573,559	2,092,651

Total reserves, payables, and accrued liabilities	1,120,139,832	1,000,516,031

Debt payable, including accrued interest	62,515,324	23,254,909
Deferred income taxes, net	19,164,655	17,553,270

Total liabilities	1,201,819,811	1,041,324,210

Stockholders’ equity:
Preferred stock, $10 par value, 5,000,000 shares authorized, 3,960,000 shares issued and outstanding (liquidation preference $39,600,000)	39,600,000	39,600,000
Common stock, Class A, $1 par value, 5,000,000 shares authorized, 3,513,348 shares and 2,981,745 shares issued and outstanding	3,513,348	2,981,745
Paid-in and contributed capital	38,601,255	21,932,820
Accumulated other comprehensive income (loss)	651,787	(2,344,793)
Retained earnings	82,562,674	73,869,766

Total stockholders’ equity	164,929,064	136,039,538

Total liabilities and stockholders’ equity	$1,366,748,875	$1,177,363,748

The accompanying notes are an integral part of the financial statements.

WESTERN UNITED LIFE ASSURANCE COMPANY
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Premiums and annuity considerations	$119,383	$141,690	$383,097	$514,490
Net investment income	26,831,777	17,387,326	72,286,161	50,505,177
Net losses on sales of investments	(3,394,389)	(1,715,253)	(10,209,827)	(10,104,047)

Total revenues	23,556,771	15,813,763	62,459,431	40,915,620

Expenses:
Life insurance and annuity benefits	12,707,810	11,576,154	37,664,617	34,815,631
Commissions to agents	1,629,572	1,885,146	4,390,854	7,164,090
Administrative and other expenses	1,379,431	1,439,337	3,619,170	4,256,429
Capitalization of deferred acquisition costs	(1,917,238)	(2,430,860)	(5,214,685)	(9,046,151)
Amortization of deferred acquisition costs	(175,000)	3,225,000	5,275,000	9,675,000

Total expenses	13,624,575	15,694,777	45,734,956	46,864,999

Income (loss) before income taxes	9,932,196	118,986	16,724,475	(5,949,379)
Income tax (provision) benefit	(3,476,270)	11,156,862	(5,853,567)	13,277,151

Net income	6,455,926	11,275,848	10,870,908	7,327,772
Preferred stock dividends	(569,250)	(1,039,500)	(2,178,000)	(2,900,750)

Income applicable to common stockholders	$5,886,676	$10,236,348	$8,692,908	$4,427,022

The accompanying notes are an integral part of the financial statements.

WESTERN UNITED LIFE ASSURANCE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$6,455,926	$11,275,848	$10,870,908	$7,327,772

Other comprehensive income (loss), net of income tax:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period*	1,679,107	(838,880)	(2,453,635)	5,267,935
Less: reclassification adjustment for (gains) losses included in net income**	1,790,587	(108,259)	5,450,215	1,208,522

Net other comprehensive income (loss)	3,469,694	(947,139)	2,996,580	6,476,457

Comprehensive income	$9,925,620	$10,328,709	$13,867,488	$13,804,229

*	Net of related tax of $904,133 and $(437,392) for the three months ended June 30, 2002 and 2001, respectively, and $(1,323,346) and $2,746,702 for the nine months ended June 30, 2002 and 2001, respectively.

**	Net of related tax of $964,162 and $(58,294) for the three months ended June 30, 2002 and 2001, respectively, and $2,934,731 and $650,742 for the nine months ended June 30, 2002 and 2001, respectively.

The accompanying notes are an integral part of the financial statements.

WESTERN UNITED LIFE ASSURANCE COMPANY
STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
			Additional	Other
	Preferred	Common	Paid-in	Comprehensive	Retained
	Stock	Stock	Capital	Income (Loss)	Earnings	Total

Balance, October 1, 2001	$39,600,000	$2,981,745	$21,932,820	$(2,344,793)	$73,869,766	$136,039,538
Net income					10,870,908	10,870,908
Net unrealized gains on available-for-sale securities, net of income tax provision of $1,611,385				2,996,580		2,996,580
Cash dividends, preferred stock (variable rate)					(2,178,000)	(2,178,000)
Issuance of common stock (531,603 shares)		531,603	16,668,435			17,200,038

Balance, June 30, 2002	$39,600,000	$3,513,348	$38,601,255	$651,787	$82,562,674	$164,929,064

The accompanying notes are an integral part of the financial statements.

WESTERN UNITED LIFE ASSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30,

	2002	2001

Cash flow from operating activities:
Net income	$10,870,908	$7,327,772
Adjustments to reconcile net income to net cash from operating activities:
Proceeds from sales of trading securities	13,590,118	33,385,063
Proceeds from maturities of trading securities	1,020,171	5,044,525
Purchase of trading securities	(4,669,460)	(33,958,765)
Earned discount on receivables and investments	(20,433,058)	(12,962,325)
Losses on investments and receivables, net	7,516,905	5,490,613
Gains on sales of real estate	(36,605)	(237,758)
Provision for losses on real estate assets	3,433,942	4,851,192
Recovery of losses on other assets	(704,415)	—
Depreciation and amortization	618,900	592,001
Deferred income tax (benefit) provision	1,611,385	(12,511,864)
Changes in assets and liabilities:
Deferred acquisition costs, net	60,315	628,850
Life insurance and annuity reserves	38,476,934	34,736,887
Compound and accrued interest on debt payable	132,441	(809,995)
Accrued interest on investments	(5,149,539)	50,523
Other assets	4,326,478	39,284,021
Accounts payable and accrued expenses	3,581,179	213,582
Amounts due to/from affiliates	(519,092)	(14,034,609)
Other, net	(296,208)	—

Net cash provided by operating activities	53,431,299	57,089,713

Cash flow from investing activities:
Principal payments received on real estate contracts and mortgage notes receivable and other receivable investments	124,618,580	84,536,092
Proceeds from sales of real estate contracts and mortgage notes receivable and other receivable investments	13,222,056	86,829,347
Proceeds from sales of real estate	6,415,222	10,429,020
Proceeds from maturities of available-for-sale investments	39,708,356	8,252,131
Proceeds from sales of available-for-sale investments	105,732,273	68,913,169
Acquisition of real estate contracts and mortgage notes receivable	(232,647,651)	(187,636,416)
Purchases of available-for-sale investments	(223,616,841)	(106,400,374)
Purchases of held-to-maturity investments	(24,943,185)	—
Purchases of and costs associated with real estate held for sale and development	(1,087,309)	(8,644,356)
Proceeds from sale of land	216,000	—
Capital expenditures	(71,006)	(49,042)

Net cash used in investing activities	(192,453,505)	(43,770,429)

Cash flow from financing activities:
Increase (decrease) in notes payable	39,127,974	(1,916,453)
Decrease in indebtedness of related party	701,884	461,454
Receipts from life and annuity products	162,095,252	113,858,387
Withdrawals of life and annuity products	(85,715,436)	(92,307,083)
Ceding of life and annuity products to reinsurers	(26,684,890)	6,034,094
Issuance of preferred stock	—	5,000,000
Issuance of common stock	17,200,038	10,232,187
Cash dividends	(2,178,000)	(2,900,750)

Net cash provided by financing activities	104,546,822	38,461,836

Net change in cash and cash equivalents	(34,475,384)	51,781,120
Cash and cash equivalents:
Beginning of year	53,286,888	390,242

End of year	$18,811,504	$52,171,362

Non cash investing and financing activities of Company:
Real estate acquired through foreclosure	$21,121,460	$5,205,490
Transfers between annuity products	40,023,788	67,734,738
Receivables originated to facilitate the sale of real estate	780,000	575,590
Transfer of investments from held-to-maturity to available-for-sale	—	58,522,805
Transfer of investments from trading to available-for-sale	38,593,522	—
Assumption of other debt payable in connection with the acquisition of real estate contracts and mortgage notes	—	176,941
Timing difference on settlements of securities sales	4,147,031	—
Timing difference on settlements of securities purchases	15,292,250	1,543,466

The accompanying notes are an integral part of the financial statements.

WESTERN UNITED LIFE ASSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS

1. Business and Organization

     Western United Life Assurance Company (“Western” or the “Company”), a subsidiary substantially owned by Metropolitan Mortgage & Securities Co., Inc. (“Metropolitan”), is engaged in the offering, issuance and sale of annuity and life insurance policies. Western is licensed to sell insurance in sixteen states, but its business is primarily concentrated in the states of Idaho, Montana, Oregon, Texas, Utah and Washington.

     The Company is a 53.7% owned subsidiary of Consumers Insurance Company, which is owned by Consumers Group Holding Company (“CGHC”). Metropolitan is the ultimate parent company and owns all of the common stock of CGHC. Metropolitan also has a 46.3% direct ownership of the common stock and 88.6% direct ownership of the outstanding preferred stock of the Company. The remaining 11.4% of the outstanding preferred stock is owned by Consumers Insurance Company. Metropolitan is effectively controlled by C. Paul Sandifur, Jr. through common stock ownership and voting control.

     In November 2001 and December 2001, respectively, the Company issued 309,501 and 222,102 shares of its common stock to Metropolitan for $17.2 million.

2. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Western United Life Assurance Company (the “Company”) as of June 30, 2002, and the results of its operations for the three and nine months ended June 30, 2002 and 2001 and cash flows for the nine months ended June 30, 2002 and 2001. The results of operations for the three and nine months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements for fiscal 2001, including notes thereto, included in Western United Holding Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC) on July 30, 2002.

3. Formation of Holding Company:

     In May 2002, Metropolitan formed Western United Holding Company (“WUHC”) as a wholly owned subsidiary and in August 2002 transferred Metropolitan’s 46.3% ownership of the Company to WUHC. In August 2002, CGHC also transferred its 53.7% ownership of the Company to WUHC, thereby making the Company a wholly owned subsidiary of WUHC.

4. Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. This Statement is effective for fiscal years beginning after December 15, 2001. The Company has completed an evaluation of the effects of this Statement and does not believe it will have a material impact on the Company’s financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. This Statement addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company is currently evaluating the impact of this Statement on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has completed an evaluation of the effects of this Statement and does not believe it will have a material impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company is currently evaluating the impact of this Statement and does not believe it will have a material impact on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     These discussions may contain forward-looking statements. A forward-looking statement may contain words such as “will continue to be,” “will be,” “continue to,” “expect to,” “anticipates that,” “to be,” or “can impact.” Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those projected in forward-looking statements.

General

     Western United Life Assurance Company was incorporated in the state of Washington in 1963 and became a member of the Metropolitan group of companies in 1972 as the result of a stock purchase transaction. Through growth and acquisitions it has developed into a diversified financial institution with assets exceeding $1.4 billion.

     In conjunction with Metropolitan Mortgage & Securities Co., Inc., its parent company, the Company has been investing in receivables for its own account for 28 years. One of the Company’s principal investment activities is investing in receivables that are cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes, and other investments (“Receivables”). In January 2001, the Company changed the focus of its investment strategy away from acquiring residential real estate loans for securitization purposes to acquiring, originating and holding both residential real estate loans and commercial loans.

Critical Accounting Policies

     The accounting policies described below are those that the Company considers critical in preparing its financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, the estimates could change materially if different information or different assumptions were used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies used by the Company in preparing its financial statements is included in Note 1 of Western Holding’s Registration Statement on Form S-1 filed with the SEC on July 30, 2002.

Asset Valuations

Investments

     The Company classifies its investments in debt and equity securities as “trading,” “available-for-sale,” or “held-to-maturity”. The significant accounting policies related to these investment classifications are as follows:

Trading Securities: Trading securities consist primarily of mortgage- and asset-backed securities and are recorded at fair value based on quoted market prices. Realized and unrealized gains and losses on these securities are included in the statements of operations.

Available-for-Sale Securities: Available-for-sale securities, consisting primarily of mortgage- and asset-backed securities, government-backed bonds, corporate bonds, equity securities and venture capital investments, are carried at quoted and estimated fair values.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes. The Company continually monitors its investment portfolio for other than temporary declines in the fair value of of its securities. When an other-than-temporary decline in value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a realized loss in the statement of operations. Any recovery of value in excess of the investment’s new cost basis is recognized as a realized gain only upon sale, maturity or other disposition of the investment. Factors that the Company considers in determining the existence of an other than temporary decline in fair value include (1) the length of time and extent to which the fair value has been less than cost, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed securities, the Company also considers the credit rating and the amount of credit support available for the security.

The Company holds debt securities generated from securitization transactions. For securities without an established market price, estimated fair value is derived from expected discounted future cash flows. When determining expected future cash flows, the Company considers interest rates, estimated prepayment rates, collateral value and historical default rates experienced by the securities. To the extent that actual experience is less favorable than the assumptions, an impairment in the debt securities could result. The Company periodically assesses the assumptions used in valuing the cash flows and the related carrying value of these securities.

Held-to-Maturity Securities: Held-to-maturity securities are carried at amortized cost. Premiums and discounts on these securities are amortized on a specific-identification basis using the interest method. The Company has the ability and intent to hold these investments until maturity.

Real Estate Held for Sale and Development

     Real estate held for sale and development is stated at the lower of cost or fair value less estimated costs to sell. The Company principally acquires real estate through acquisition and foreclosure. Cost is determined by the purchase price of the real estate or, for real estate acquired by foreclosure, at the lower of the fair value of the property at the date of foreclosure less estimated selling costs, or carrying value at the date of foreclosure. Project costs, including interest, associated with the development of real estate are capitalized and included in the cost basis of the real estate.

     Profit on sales of real estate is recognized when the buyers’ initial and continuing investment is adequate to demonstrate a commitment to fulfill the terms of the transaction, that collectibility of the remaining sales price due is reasonably assured, and the Company maintains no continuing involvement or obligation in relation to the property sold and has transferred all the risks and rewards of ownership to the buyer.

Allowances for Losses

     Allowance for Losses on Real Estate Contracts and Mortgage Notes Receivable. Originated commercial loans are individually monitored for impairment. When a loan has been identified as impaired, the Company determines the allowance for loss based on the estimated fair value of the collateral, less estimated liquidation expenses, compared to the carrying value of the receivable. If the estimated fair value of the collateral is less than the carrying value, an allowance for loss is recognized. Additionally, the Company has established a 0.25% allowance for losses that represent inherent losses within the commercial loan portfolio at the balance sheet date.

     The remaining real estate contracts and mortgage notes receivable portfolio consists of a large group of smaller-balance homogenous loans that are collectively evaluated for impairment. The Company establishes an allowance for inherent losses on the receivables (both principal and interest) based primarily on historical foreclosure and loss experience. To the extent actual experience differs from assumptions, such adjustments would be included in the statement of operations.

     Allowance for Losses on Real Estate Held for Sale and Development. The allowance for losses on real estate held for sale and development includes amounts for estimated losses as a result of an impairment in the value of the real property. The Company reviews its real estate properties for impairment periodically or whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. The carrying value of a repossessed property is determined as of the date of repossession of the property and is based on the lower of fair value or carrying value. The fair value is based on an appraisal by a licensed independent appraiser at the time of repossession. If expected future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment is recognized in the statement of operations.

Deferred Costs

     Deferred acquisition costs, consisting of commissions to agents and other insurance underwriting and annuity policy costs, are deferred. Cost for annuity contracts and life insurance policies are amortized over the lives of the contracts or policies in proportion to the present value of estimated future gross profits. To the extent actual experience differs from assumptions, and to the extent estimates of future gross profits require revision, the unamortized balance of deferred acquisition costs is adjusted accordingly; such adjustments would be included in the statement of operations.

Life Insurance and Annuity Reserves

     Premiums for universal life insurance contracts and annuities are reported as life insurance and annuity reserves under the deposit method. Reserves for universal life insurance and annuities are equal to the sum of the account balances including credited interest and deferred service charges. Based on past experience, consideration is given in actuarial calculations to the number of policyholder and annuitant deaths that might be expected, policy lapses, surrenders and terminations. As a result of possible changes in the factors considered in the actuarial calculations, it is reasonably possible that the reserves for universal life insurance and annuities could change in the future.

Liquidity and Capital Resources

     The objective of liquidity management is to provide funds at an acceptable cost to meet demands for receivable purchases and commercial loans and to service other liabilities as they become due. Managing liquidity also enables the Company to take advantage of opportunities for business expansion. The Company finances its business operations and growth with proceeds from the sale of annuity and life insurance products, the sale of equity securities to affiliates, a secured line of credit agreement, reverse repurchase agreements, receivable cash flows, the sale of real estate, the sale of marketable securities and securities portfolio earnings.

     In January 2001, the Company changed the focus of its investment strategy away from acquiring residential real estate loans for securitization purposes to acquiring, originating and holding both residential real estate loans and commercial loans. Historically, proceeds from securitizations were used to pay-down a secured line of credit that was used to fund the acquisition of securitizable product. Therefore, the Company does not anticipate that the change in investment strategy away from securitizations will have a negative effect on its ability to acquire and hold residential and commercial loans.

     The annuity and life insurance business is highly competitive. The Company competes with other financial institutions including ones with greater resources and greater name recognition. Premium rates, annuity yields and commissions to agents are particularly sensitive to competitive forces. The Company believes that it is in an advantageous position in this regard because of its earnings capability through investments in receivables compared to that of most other life insurance companies. Additionally, the Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, like annuities, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels, and service rendered to the customer before and after a policy or contract is issued. Other factors affecting the annuity business include the benefits, including before-tax and after tax investment returns, and guarantees provided to the customer and the commissions paid to the agent. If the Company is unable to effectively price its annuities, offer competitive commissions and effectively compete for the sale of our annuity products, its liquidity could be adversely affected.

     On October 25, 2001, A.M. Best announced that they were downgrading the financial strength rating of the Company from B+ (Very Good) to B (Fair). According to A.M. Best, the rating action reflected the Company’s significant investment in mortgages, mortgage-backed bonds, real estate relative to surplus, decreased surrender charge protection on annuity reserves and declining risk-adjusted capitalization, as well as the weakened financial position of Metropolitan, the parent organization. Partially offsetting these items were the Company’s historic profitability and ability to grow its core individual annuity lines of business.

     The Company anticipates that the change in ratings will result in a slight increase to its cost of funds in addition to a slight increase in surrender rates as current policies enter their surrender periods. However, the change in the Company’s investment strategy to acquiring and holding both residential and real estate loans and commercial loans has resulted in higher yields on investments. Therefore, the Company expects the slight increase in the cost of funds will be offset by the higher yields obtained through the new strategy. In response to the rating downgrade, the Company increased its capital through a $17.2 million sale of common stock to Metropolitan in addition to focusing on issuing annuity and life insurance policies with greater surrender charge protection. A.M. Best ratings are performed on an annual basis and the Company does not anticipate any change to its rating in the coming year.

     In 1993, the state of Washington enacted the Risk-Based Capital Model law, which requires an insurance company to maintain minimum amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. The Company’s capital and surplus levels exceeded the calculated minimum requirements at our statutory reporting period ended December 31, 2001. Recently, the Company has maintained adequate levels of capital through the sale of common stock and preferred stock to its affiliates. If its affiliates do not maintain adequate levels of liquidity, the Company’s ability to generate capital from affiliates could be adversely affected, which in turn could negatively affect its ability to increase its investments in higher risk-adjusted assets such as commercial loans, real estate and equity investments.

     The Company has a line of credit agreement with the Federal Home Loan Bank of Seattle (“FHLB”). When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At June 30, 2002, the Company had a stock investment in the FHLB of approximately $3.5 million, which resulted in a borrowing capacity of approximately $70.0 million, subject to collateral requirements. The collateral used to secure the borrowing is predefined by the FHLB and generally consists of high quality collateralized mortgage obligations. Each type of collateral has a minimum pledge requirement that ranges from 100% to 125%. At June 30, 2002, the Company had pledged approximately $218.3 million in eligible collateral with a fair value of approximately $222.0 million resulting in a borrowing potential of approximately $170.6 million. At June 30, 2002, the Company had approximately $61.4 million in outstanding borrowings leaving an unused borrowing potential of approximately $8.6 million based on its stock investment. In order to increase the unused borrowing potential to match the amount of collateral pledged, the Company would be required to purchase approximately $5.0 million in additional FHLB stock.

     The Company has a reinsurance agreement with Old Standard Life Insurance Company (“Old Standard”), an affiliate, which became effective July 1, 1998 and remained in effect at June 30, 2002. Under this agreement, the Company can reinsure with Old Standard 75% of the risk on certain annuity products. The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion by providing a 30-day advance written notice.

     Another source of liquidity is derived from payments received on receivable cash flows and the sale of real estate. A decrease in the prepayment rate on receivables or the ability to sell real estate would reduce future cash flows from receivables. Additionally, to increase liquidity, the Company may occasionally sell securities to a broker-dealer under the provision that the securities will be repurchased by a predetermined date for a specific price, often called a reverse repurchase agreement. At June 30, 2002, the Company did not have any reverse repurchase agreements outstanding.

     The Company’s ability to sell available-for-sale investments for liquidity purposes is partially affected by the laws of the state of Washington that limit the Company’s investments in real estate related assets to 65% of its statutory assets. The Company is restricted from selling non-real estate related assets if, after the sale, its real estate assets would exceed 65% of its statutory assets. However, occasionally the Company may acquire real estate related receivables that qualify as mortgage-related securities under the Secondary Mortgage Market Enhancement Act, or SMMEA. SMMEA generally provides that qualifying loans may be acquired to the same extent that obligations that are issued by or guaranteed as to principal and interest by the United States Government, its agencies and the instrumentalities can be acquired. As a result, the Company can acquire qualifying real estate loans in amounts in excess of the 65% limitation. At June 30, 2002, the Company had approximately 60% of its statutory admitted assets invested in real estate related assets that did not qualify as SMMEA investments.

     For statutory purposes, the Company performs cash flow testing under seven different rate scenarios. An annual opinion regarding the adequacy of the cash flow testing is filed with the insurance departments in the states where the Company is licensed. At December 31, 2001, the results of the cash flow testing were satisfactory.

     During the nine month period ended June 30, 2002, $563.3 million in funds provided by the Company’s various liquidity sources were used to (1) invest $482.4 million primarily in receivables and investments and (2) fund $115.4 million in debt maturities, annuity product surrenders, and the payment of dividends.

     During the nine month period ended June 30, 2001, $451.6 million in funds provided by the Company’s various liquidity sources were used to (1) invest $302.7 million primarily in receivables and investments and (2) fund $97.1 million in debt maturities, annuity product surrenders, and the payment of dividends.

Transactions with Affiliates

     On March 28, 2002, the Company agreed to sell to Old Standard and Old West Life Insurance & Annuity Company a 69.20% undivided beneficial interest in a certain Lottery Trust owned by the Company. The purchase price of $11.2 million, which was derived from future expected cash flows discounted at a 6.957% market rate, resulted in a gain of approximately $0.6 million. The primary purpose of entering into the lottery trust purchase and sale agreement was to generate additional funds that could be used for commercial lending activities.

Delinquency

     The principal amount of receivables collateralized by real estate as to which payments were in arrears more than three months was $27.7 million at June 30, 2002 and $16.4 million at June 30, 2001. The principal amount of non-guaranteed receivables collateralized by real estate as to which payments were in arrears more than three months was $24.3 million at June 30, 2002 and $14.0 million at June 30, 2001. The increase from June 30, 2001 to June 30, 2002 was due primarily to growth in the Company’s commercial loan receivables, which have principal balances that are larger than those of residential real estate receivables.

     The principal amount of other receivables as to which payments were in arrears more than three months was $4.6 million at June 30, 2002 and $1.9 million at June 30, 2001.

Results of Operations

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

     Net income after income taxes for the nine-month period ended June 30, 2002 was $10.9 million on $62.5 million in revenues compared to a net income of $7.3 million on $40.9 million in revenues for the nine-month period ended June 30, 2001. Income before income taxes for the nine months ended June 30, 2002 was approximately $16.7 million compared to a loss of approximately $5.9 million for the nine months ended June 30, 2001.

     The increase in net income before income taxes of $22.7 million was due primarily to:

•	an increase in net interest sensitive income of $18.8 million and

•	a decrease in non-interest expense of $4.0 million.

     These changes were partially offset by:

•	an increase in losses on sales of investments of $0.1 million.

Net interest sensitive income

     Interest sensitive income consists of interest on receivables, earned discounts on receivables, insurance revenues and other investment interest. The related expenses consist of salaries, commissions and other operating expenses incurred as a result of owning the interest sensitive assets, interest expense on borrowed money and insurance policy and annuity benefits.

     The Company is in a “liability sensitive” position in that its interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease. Conversely, in a declining interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve. The Company believes there has not been a material change in its market risk since the end of its last fiscal year.

     The following table represents the average yields realized by the Company on interest sensitive assets and liabilities during the nine month periods ended June 30, 2002 and 2001 based on average monthly ending balances:

	2002	2001
	Average	Average

Investments	$364,712,075	$285,074,389
Yield	6.83%	7.74%
Real estate contracts	435,360,118	346,458,162
Yield	14.80%	10.76%
Other receivables	147,699,132	151,792,282
Yield	8.39%	8.87%
Policy Loans	19,515,860	19,326,193
Yield	7.47%	7.33%
Indebtedness of related parties	19,543,887	20,310,643
Yield	8.75%	10.51%
Life reserves	901,748,248	804,091,773
Yield	5.82%	6.30%
Debt payable	37,074,993	23,583,761
Yield	4.40%	7.37%

     For the nine months ended June 30, 2002, net interest sensitive income was approximately $35.0 million compared to $16.2 million in the comparable prior year period. The increase in net interest sensitive income between periods was primarily the result of an increase in the Company’s commercial lending activities. During the nine months ended June 30, 2002, average monthly interest earning assets were approximately $1.0 billion compared to $0.9 billion during the same period in the previous year. Additionally, the Company’s average net interest margin increased to approximately 4.6% for the nine months ended June 30, 2002 compared to approximately 2.8% for the nine months ended June 30, 2001.

Non-interest expense

     Non-interest expense consists of commissions to agents, capitalization and amortization of deferred acquisition costs and administrative and other expenses. Non-interest expense was approximately $8.1 million for the nine months ended June 30, 2002 compared to approximately $12.0 million for the nine months ended June 30, 2001. The reduction in non-interest expense during the current period was primarily the result of a reduction in deferred policy acquisition amortization of approximately $4.4 million due primarily to lower than expected surrender rates. In addition, administrative expenses decreased approximately $0.5 million due to a decrease in overhead allocations from Metropolitan.

Net losses on investments

     For the nine months ended June 30, 2002, the Company reported a loss on sales of investments of approximately $10.2 million compared to a loss of approximately $10.1 million in the comparable previous year period. The components of net losses on investments for the nine months ended June 30, 2002 and 2001 are as follows:

	June 30,

	2002	2001

Net gains on sales of real estate	$36,605	$237,758
Net investment securities losses	(8,091,435)	(6,662,862)
Realized gains on sales of receivables	574,530	1,172,249
Provision for losses on real estate loans and assets	(2,729,527)	(4,851,192)

Net losses on investments	$(10,209,827)	$(10,104,047)

     Net investment securities losses. During the nine month period ended June 30, 2002, the Company reported an $8.1 million loss on investments. At June 30, 2002, the Company determined that certain “available-for-sale” interest only certificates retained from its securitization activities had other than temporary declines in fair value. Accordingly, the carrying values of the investments were reduced approximately $2.7 million, representing the amount impaired. The declines in value were due primarily to an increase in prepayment rates on the underlying collateral. The Company continues to periodically assess the assumptions used in valuing the cash flows and the related carrying value of securities generated from its securitization activities. Additionally, the Company recognized an impairment charge of approximately $2.5 million on certain asset-backed fixed income securities due to a deterioration of the underlying collateral.

     A $4.8 million decline in the fair value of various equity securities was also determined to be other than temporary at June 30, 2002 due to the length of time and extent that the investments have traded below cost. The decline in value was primarily the result of an overall decline in the value of stocks traded on the NASDAQ.

     Impairment charges during the nine month period ended June 30, 2002 were partially offset by realized gains on sales of other investment securities of approximately $1.9 million.

     During the nine month period ended June 30, 2001, the Company reported a $6.7 million loss on investments. Approximately $3.5 million resulted from other than temporary declines in the fair value of certain interest only certificates retained from securitization activities. The declines in value were due primarily to higher than expected prepayment rates on the underlying collateral. Additionally, the Company incurred realized losses on the sales of other investment securities, and mark to market losses on equity and other trading securities of approximately $3.2 million.

     Realized gains on sales of receivables. Realized gains on sales of receivables were approximately $0.6 million during the nine-month period ended June 30, 2002 compared to approximately $1.2 million during the nine-month period ended June 30, 2001. The $0.6 million gain in the current period is due to the sale of other receivable investments to our affiliates. The Company agreed to sell to Old Standard and Old West a 69.20% undivided beneficial interest in a certain Lottery Trust owned by the Company. The purchase price of $11.2 million was derived from future expected cash flows discounted at a 6.957% market rate. The primary purpose of entering into the lottery trust purchase and sale agreements was to generate additional funds that could be used for commercial lending activities.

     Provisions for losses on real estate loans and assets. In January 2001, the Company announced a change in its investment strategy away from acquiring residential real estate loans for securitization purposes to acquiring and holding both residential real estate loans and commercial loans. When the Company was investing primarily in residential real estate loans, the allowance for loss was calculated using a large group of homogeneous loans that were collectively evaluated for impairment. However, for commercial loans, the Company individually evaluates each loan for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure.” According to SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Probable is defined as “future events are likely to occur”. When a loan has been identified as impaired, the Company determines the allowance for loss based on the estimated fair value of the collateral, less estimated liquidation expenses, compared to the carrying value of the receivable. If the estimated fair value of the collateral is less than the carrying value, an allowance for loss is recognized. Additionally, the Company established a 0.25% allowance for losses that represent inherent losses within the commercial loan portfolio at the balance sheet date.

     The change in the receivable investment strategy, which has resulted in a change in the mix of receivables being reserved using a specific reserve methodology for commercial loans, versus a homogeneous pool methodology for residential loans, has contributed to the loan loss provisions decreasing to approximately $3.4 million for the nine month period ended June 30, 2002 compared to approximately $4.7 million for the nine month period ended June 30, 2001.

     The provision for losses on other assets decreased from approximately $0.2 million for the nine-month period ended June 30, 2001 to a recovery of approximately $0.7 million for the nine-month period ended June 30, 2002. The $0.7 million recovery for the nine month period ended June 30, 2002 was due to a positive change in the federal tax law effecting structured settlement transfers and the consequential cooperation by certain annuity issuers with respect to the payment of defaulted, and in some cases current, structured settlements.

     The following table summarizes changes in the Company’s allowance for losses on real estate and other assets for the nine-month periods ended June 30, 2002 and 2001:

	June 30,

	2002	2001

Beginning balance	$11,615,433	$7,717,525
Provision for losses on real estate assets	3,433,942	4,659,506
Provision for (recovery of) losses on other assets	(704,415)	191,686
Charge-offs, net	(4,522,043)	(1,926,220)

Ending balance	$9,822,917	$10,642,497

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Net income after income taxes for the three-month period ended June 30, 2002 was $6.5 million on $23.6 million in revenues compared to net income of $11.3 million on $15.8 million in revenues for the three-month period ended June 30, 2001. Income before income taxes for the three months ended June 30, 2002 was approximately $9.9 million compared to income of approximately $0.1 million for the three months ended June 30, 2001.

     The increase in net income before income taxes of $9.8 million was primarily due to:

•	an increase in net interest sensitive income of $8.3 million, and

•	a decrease in non interest expense of $3.2 million

     These changes were partially offset by:

•	an increase in losses on sales of investments of $1.7 million.

Net interest sensitive income

     During the three month period ended June 30, 2002, net interest sensitive income was approximately $14.2 million compared to $5.9 million in the comparable prior year period. The increase between periods was primarily the result of an increase in the Company’s commercial lending activities.

Non-interest expense

     Non-interest expense was approximately $0.9 million for the three-month period ended June 30, 2002 compared to approximately $4.1 million for the three-month period ended June 30, 2001. The reduction in non-interest expense during the current period was primarily the result of a reduction in deferred policy acquisition amortization of approximately $3.4 million due primarily to lower than expected surrender rates. In addition, administrative expenses decreased approximately $0.1 million due to a decrease in overhead allocations from Metropolitan.

Net losses on investments

     During the three month period ended June 30, 2002, the Company reported a loss on sales of investments of approximately $3.4 million compared to a loss of approximately $1.7 million in the comparable prior year period. The components of net losses on investments during the three-month periods ended June 30, 2002 and 2001 are as follows:

	June 30,

	2002	2001

Net gains on sales of real estate	$28,194	$19,490
Net investment securities gains (losses)	(2,385,028)	321,782
Realized gains on sales of receivables	—	451,082
Provision for losses on real estate loans and assets	(1,037,555)	(2,507,607)

Net losses on investments	$(3,394,389)	$(1,715,253)

     Net investment securities gains (losses). During the three month period ended June 30, 2002, the Company reported a $2.4 million loss on investments. At June 30, 2002, it was determined that certain “available-for-sale” interest only certificates retained from securitization activities had other than temporary declines in fair value. Accordingly, the carrying values of the investments were reduced by approximately $1.0 million, representing the amount impaired. The declines in value were due primarily to an increase in the prepayment rates of the underlying collateral. Additionally, the Company recognized an impairment charge of approximately $1.3 million on certain asset-backed fixed income securities due to a deterioration of the underlying collateral.

     A $0.8 million decline in the fair value of various equity securities was also determined to be other than temporary at June 30, 2002 due to the length of time and extent that the investments have traded below cost. The decline in value was primarily the result of an overall decline in the value of stocks traded on the NASDAQ.

     Impairment charges during the three-month period ended June 30, 2002 were partially offset by realized gains on sales of other investment securities of approximately $0.7 million.

     During the three month period ended June 30, 2001, the Company reported a $0.3 million gain on investments. The gain reflects realized gains on the sale of other investments and mark to market gains on equity and other trading securities of approximately $0.9 million, offset by other than temporary declines in the fair value of various investments of approximately $0.6 million. The declines in value resulted from downgrades of certain securities and a deterioration of expected future cash flows of a certain interest only certificate due to higher than expected prepayment rates.

     Provisions for losses on real estate loans and assets. In January 2001, the Company announced a change in its receivable investment strategy away from acquiring residential real estate loans for securitization purposes to acquiring and holding both residential real estate loans and commercial loans. When the Company was investing primarily in residential real estate loans, the allowance for loss was calculated using a large group of homogeneous loans that were collectively evaluated for impairment. However, for commercial loans, the Company individually evaluates each loan for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure.” According to SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Probable is defined as “future events are likely to occur.” When a loan has been identified as impaired, the Company determines the allowance for loss based on the estimated fair value of the collateral, less estimated liquidation expenses, compared to the carrying value of the receivable. If the estimated fair value of the collateral is less than the carrying value, an allowance for loss is recognized. Additionally, the Company established a 0.25% allowance for losses that represent inherent losses within the commercial loan portfolio at the balance sheet date.

     The change in the receivable investment strategy, which has resulted in a change in the mix of receivables being reserved using a specific reserve methodology for commercial loans, versus a homogeneous pool methodology for residential loans, has contributed to the loan loss provisions decreasing to approximately $1.7 million for the three month period ended June 30, 2002 compared to $2.3 million for the three month period ended June 30, 2001.

     The provision for losses on other assets decreased from $0.2 million during the three-month period ended June 30, 2001 to a $0.7 million recovery for the three-month period ended June 30, 2002. The $0.7 million recovery for the three-month period ended June 30, 2002 was due to a positive change in the federal tax law effecting structured settlement transfers and the consequential cooperation by certain annuity issuers with respect to the payment of defaulted structured settlements.

     The following table summarizes changes in the Company’s allowance for losses on real estate and other assets for the three-month periods ended June 30, 2002 and 2001:

	June 30,

	2002	2001

Beginning balance	$10,057,987	$8,511,087
Provision for losses on real estate assets	1,741,970	2,315,922
Provision for (recovery of) losses on other assets	(704,415)	191,686
Charge-offs, net	(1,272,625)	(376,198)

Ending balance	$9,822,917	$10,642,497

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest sensitive income consists of interest on receivables, earned discounts on receivables, insurance revenues and other investment interest. The related expense consists of salaries, commissions and other operating expenses incurred as a result of owning the interest sensitive assets, interest expense on borrowed money and insurance policy and annuity benefits.

     The Company is in a “liability sensitive” position in that its interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve. The Company believes there has not been a material change in its market risk since the end of its last fiscal year.

     During the nine-month period ended June 30, 2002, net interest sensitive income was approximately $35.0 million compared to $16.2 million in the comparable prior year period. The increase between periods was primarily the result of an increase in the Company’s commercial lending activities. During the nine month period ended June 30, 2002, average monthly interest earning assets were approximately $1.0 billion compared to $0.9 billion during the same period the previous year. Additionally, the average net interest margin increased to 4.6% for the nine-month period ended June 30, 2002 compared to 2.8% for the nine-month period ended June 30, 2001.

     During the three-month period ended June 30, 2002, net interest sensitive income was approximately $14.2 million compared to $5.9 million in the comparable prior year period. The increase between periods was primarily the result of an increase in the Company’s commercial lending activities, resulting in an overall increase in both interest earning assets and the average net interest margin.

ITEM 4. CONTROLS AND PROCEDURES

     In the quarter ended June 30, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We plan to conduct an evaluation of our disclosure controls and procedures each quarter.

PART II-OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)	On May 7, 2002, in connection with our formation, we sold 100 shares of our unregistered common stock to our parent, Metropolitan Mortgage & Securities Co., Inc. for $10,000.

This sale and issuance of securities was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering. Exemption from the registration provisions of the Securities Act of 1933 is claimed on the basis that the purchaser represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, such transactions did not involve any public offering or underwriters and the purchasers were sophisticated and had adequate access to information about us through their relationship with us.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	During the quarter ended June 30, 2002, the Registrant did not file any reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 23rd day of September, 2002 on its behalf by the undersigned, thereunto duly authorized.

WESTERN UNITED HOLDING COMPANY

/s/ C. PAUL SANDIFUR, JR.

C. Paul Sandifur, Jr., President and Director

/s/ ROBERT A. NESS

Robert A. Ness Principal Accounting Officer

CERTIFICATIONS

I, C. Paul Sandifur, Jr., Chief Executive Officer of Western United Holding Company, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Western United Holding Company;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 23, 2002

/s/ C. Paul Sandifur, Jr. C. Paul Sandifur, Jr. Chief Executive Officer

I, Robert A. Ness, (Principal Financial Officer) of Western United Holding Company, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Western United Holding Company;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 23, 2002

/s/ Robert A. Ness Robert A. Ness (Principal Financial Officer)