Form 10-K
period 2002-09-30
WESTERN UNITED HOLDING CO
filed 2002-12-31
CIK 1175790

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 1-31576

WESTERN UNITED HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Washington (State of incorporation)	73-1642091 (I.R.S. Employer Identification No.)
601 West First Avenue Spokane, WA (Address of Principal executive offices)	99201-5015 (Zip Code)

Registrant’s telephone number, including area code: (509) 838-2500

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Variable Rate Cumulative Preferred Stock, Series A	American Stock Exchange, LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

      Neither the voting nor non-voting common stock of the registrant is traded on any exchange; therefore there is no established market value. All of the common stock is held by an affiliate of the registrant.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)     Yes ☐          No ☒

      The number of shares outstanding of the Registrant’s common stock, as of December 15, 2002, was 100.

Documents incorporated by reference: None

PART I

Item 1. Business

ORGANIZATIONAL CHARTS

(as of September 30, 2002)

      The chart below lists Western United Holding Company’s (“Western Holding”) principal operating subsidiary, parent company and affiliates and their ownership. Western Holding, together with its single subsidiary, Western United Life Insurance (“Western Life”), is referred to in this report as the “Consolidated Group.”

      Metropolitan Mortgage & Securities Co., Inc. (“Metropolitan”): Metropolitan is the parent organization of Western Holding. Metropolitan invests in Receivables and other investments, including real estate development, which are principally funded by proceeds from Receivable investments, other investments and securities offerings.

      Western United Holding Company (“Western Holding”): A holding company, with its primary business activity currently being a shareholder of Western Life.

      Western United Life Assurance Company (“Western Life”): Western Life is the only operating subsidiary of Western Holding. Western Life is engaged primarily in the sale of annuity contracts and investing in Receivables. Western Life is licensed to sell insurance in 16 states, but its sales are primarily concentrated in the western half of the United States.

      Consumers Group Holding Co., Inc.: A holding company and an affiliate of the Consolidated Group due to the common control by Metropolitan, with its sole business activity currently being that of a shareholder of Consumers Insurance Company.

      Consumers Insurance Company: An inactive property and casualty insurer and an affiliate of the Consolidated Group due to the common control by Metropolitan.

      Metwest Mortgage Services, Inc.: Metwest, an affiliate of the Consolidated Group due to the common control by Metropolitan, primarily performs collection and servicing functions for the Consolidated Group and its other affiliates. It is a Federal Housing Administration and U.S. Department of Housing and Urban Development licensed servicer and lender and is licensed as a Federal National Mortgage Association (“Fannie Mae”) seller/ servicer.

      The chart below lists Summit Securities, Inc.’s (“Summit”) principal operating subsidiaries and their ownership. Summit Securities, Inc., is one of the Consolidated Group’s affiliates.

      National Summit Corp.: Parent company, inactive except as owner of Summit. C. Paul Sandifur, Jr., President of Metropolitan, is the controlling shareholder of National Summit Corp.

      Summit Securities, Inc.: Invests in Receivables (as defined herein) principally funded by proceeds from Receivable investments, other investments and securities offerings.

      Metropolitan Investment Securities, Inc. (“MIS”): Broker/ dealer in the business of marketing securities offered by Summit, Metropolitan and Western Holding, mutual funds, and general securities.

      Summit Property Development, Inc.: Provides real estate development services to others, principally to Metropolitan and its subsidiaries.

      Summit Group Holding Company: Inactive except as owner of Old Standard Life Insurance Company.

      Old Standard Life Insurance Company (“Old Standard”): Invests in Receivables and other investments principally funded by proceeds from Receivable investments and from annuity sales. Old Standard is licensed to sell insurance products in eight states, but its sales are primarily concentrated in the states of Idaho and Oregon.

      Old West Annuity & Life Insurance Company (“Old West”): Invests in Receivables and other investments principally funded by proceeds from Receivable investments and from annuity sales. Old West is licensed to sell insurance products in seven states, but its sales are primarily concentrated in the states of Arizona, California, Idaho, Utah and Texas.

BUSINESS OVERVIEW

General

      Western Holding is a holding company with only one wholly owned operating subsidiary, Western Life. Western Holding is a wholly owned subsidiary of Metropolitan. Substantially all of the Consolidated Group’s operations are conducted through Western Life. Western Life was established in 1963. Western Holding was formed on May 3, 2002.

      Western Life is an insurance company that sells annuity and life insurance products. It is domiciled in the state of Washington and sells these products through over 1,700 independent sales representatives in 16 states, primarily in the western half of the United States. Western Life currently has an insurance license application pending in the state of New Mexico. Western Life also intends to expand its operations in other states as opportunities arise.

      Western Life has been assigned an A.M. Best rating of B- (Fair), which is the 8th highest rating. A.M. Best publishes both a financial strength rating and a financial performance rating on almost 6,000 life, health, property and casualty insurance companies. A.M. Best’s financial strength ratings range from A++ (Superior) to F (In Liquidation) and include 15 separate ratings (not including the S rating for “Suspended”). A.M. Best bases its ratings on a number of complex financial ratios, the length of time a company has been in business, the nature and quality of investments in its portfolio, depth and experience of management and various other factors. A.M. Best’s ratings are supplied primarily for the benefit of the policyholders and insurance agents.

      A.M. Best defines both the ratings of B and B- as “fair”. B (Fair) and B- (Fair) ratings are assigned to companies that have, on balance, fair balance sheet strength, operating performance and market profile when compared to the standards established by the A.M. Best Company. In A.M. Best’s opinion, these companies have an ability to meet their current obligations to policyholders, but their financial strength is vulnerable to adverse changes in underwriting and economic conditions.

      On November 14, 2002, A.M. Best informed Western Life of its decision to assign a 2002 rating of B- (Fair) with a stable outlook, revised from the 2001 rating of B (Fair). The 2001 rating of B (Fair) had been revised from the 2000 rating of B+ (Very Good). According to A.M. Best, the ratings action reflected Western Life’s significant investment in mortgages, mortgage backed bonds and real estate relative to capital and surplus and the associated potential adverse impact on liquidity. A.M. Best also considered the increased debt levels and operating performance of its parent organization. Partially offsetting these items were Western Life’s historic profitability, increase in statutory capital, positive premium growth pattern and the ability to retain its core individual annuity line of business, which has adequate surrender charge protection.

      The Consolidated Group anticipates that the changes in ratings may result in a slight increase in its cost of funds in addition to a slight increase in surrender rates as current policies enter their surrender periods. Before the 2001 change in rating, the Consolidated Group changed the focus of its investment strategy away from acquiring residential real estate loans for securitization purposes, as it does not intend to participate in any real estate backed securitizations in the near future. The Consolidated Group refocused its investment activity on acquiring and holding both residential and commercial real estate loans. The change in focus has resulted in higher yields on the Consolidated Group’s investments. Therefore, the Consolidated Group expects the slight increase in its cost of funds will be offset by the higher yields expected to be obtained through its new investment strategy.

      To support this change in investment strategy and in response to the rating changes, Metropolitan increased its capital contributions to Western Life during the fiscal year ended September 30, 2002 through a $27.6 million purchase of common and preferred stock. Additionally, to further increase the capital of Western Life, Western Holding has registered for sale up to $50.0 million of its Series A preferred stock at September 30, 2002. However, Western Holding must sell at least 400,000 shares of the preferred stock to at least 800 qualifying investors before the offering can be completed. Western Life is also focusing on issuing liabilities with greater surrender charge protection. Western Life does not anticipate any further change to its A.M. Best rating in the coming year.

      Proceeds from the sales of annuity and life products by the Consolidated Group are invested (1) in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes and other investments (“Receivables”) and (2) in securities, which consist primarily of U.S. Treasury and government agency obligations and investment grade bonds (“Securities Investments”).

      The following depicts the distribution of the Consolidated Group’s assets as a percentage of total assets at September 30,2002:

Assets as a Percentage of Total Assets

[PIE CHART]

Distribution of Assets as a Percentage of Total Assets
Receivables Collateralized by Real Estate	37.00
Securities Investments	32.00
Reinsurance Receivable	9.00
Other Receivables(Structured Settlements, Lotteriesand Annuities and Direct Financing Leases)	7.00
Other	7.00
Deferred Costs	5.00
Real Estate Held for Sale and Development	3.00

      The real estate Receivables primarily consist of commercial and residential loans collateralized by first position liens on real estate. The Consolidated Group predominantly invests in Receivables where the borrower or the collateral does not qualify for conventional financing or the seller or the buyer chooses to use non-conventional financing. This market is commonly referred to as the non-conventional market. Obligors on the Consolidated Group’s real estate Receivables include A-, B and C credit quality obligors. The evaluation, underwriting and closing operations for the residential and other non-commercial real estate Receivables are performed by Metropolitan at Metropolitan’s headquarters in Spokane, Washington, in accordance with management and acquisition service agreements the Consolidated Group has with Metropolitan.

      The Consolidated Group expanded the origination of commercial real estate loans (“Commercial Loans”) during the fiscal years ended September 30, 2002 and 2001, such that approximately 58% of the face value of the real estate backed Receivables as of September 30, 2002 is of this type compared to 30% at September 30, 2001. These loans are evaluated, underwritten and closed by an affiliate, Old Standard, in accordance with the Consolidated Group’s predefined criteria.

      The Consolidated Group is wholly owned by Metropolitan, and is, therefore, affiliated with Metropolitan and its other subsidiaries. The Consolidated Group is also affiliated with Summit and its subsidiaries through the common control by C. Paul Sandifur, Jr., the controlling shareholder of Metropolitan. The Consolidated group receives services from both the Metropolitan and Summit groups of companies, and engages in business transactions with those companies. As a result of these relationships, conflicts of interests may arise between the Consolidated Group and its affiliates, including conflicts relating to the allocation of investments and other business opportunities among the affiliated companies. When allocating investment opportunities among the Consolidated Group and its affiliates, Metropolitan considers several factors including each company’s availability of cash, regulatory constraints related to the particular investment, the size of the investment relative to each company’s asset size and other diversification and asset/liability management issues. Although Metropolitan attempts to maximize the profitability of each company, the actual allocation of investments may at times be subject to Metropolitan’s discretion and the actual allocation may not prove to be in the best interests of the Consolidated Group.

      In addition to Receivable investments, the Consolidated Group invests funds in securities that predominantly consist of corporate bonds, U.S. Treasury and Government agency obligations, mortgage- and asset-backed securities and other securities. These investments also include some subordinate certificates created out of Receivable securitization transactions that were entered into in conjunction with Metropolitan and other affiliates.

      From time to time, the Consolidated Group may acquire development properties through a purchase from Metropolitan or other third parties. The Consolidated Group develops or improves properties for the purpose of enhancing values to increase marketability and to maximize profit potential.

      The principal offices of the Consolidated Group are located at 601 West 1st Avenue, Spokane, Washington 99201, and its telephone number is (509) 227-7500.

Factors Affecting Future Operating Results

      The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for companies which make forward-looking statements providing prospective information. The “safe harbor” under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

      Western Holding wishes to take advantage of the “safe harbor” provisions of the Act and is therefore including this section in its Annual Report on Form 10-K. The statements contained in this Annual Report, if not historical, are forward-looking statements and involve risks and uncertainties which are described below and elsewhere herein that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “continue,” “seeks,” “plans,” variations of those terms or the negative of those terms, or words of similar meaning. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

      Western Holding’s future results may be affected by certain risks and uncertainties including, but not limited to, the following:

          If insurance subsidiary earnings are unavailable for dividends and fees, Western Holding could be adversely affected.

      At September 30, 2002, all of the Consolidated Group’s assets were held by its insurance subsidiary, Western Life. Western Holding primarily depends on its subsidiary to make cash payments to Western Holding to meet Western Holding’s payment obligations. Regulations in the State of Washington define the way in which an insurance company, such as Western Life, can transfer assets and the amount of money that can be paid out in dividends by the insurance company. These regulations restrict the payment of cash dividends to the insurance company’s portion of available surplus funds derived from any realized net profits as computed in accordance with statutory accounting principles. Furthermore, the payment of extraordinary dividends, as statutorily defined, is subject to prior notice to, and review and approval by, the Washington State Insurance Commissioner. The amount of surplus funds available for dividends at September 30, 2002 was approximately $5.6 million. Restrictions on Western Life’s ability to declare dividends and transfer of assets could have an adverse effect on Western Holding’s financial performance and ability to meet its debt obligations and preferred stock dividend payments when due.

          Insufficient Risk-Based Capital of Western Life may adversely affect the Consolidated Group’s business.

      Washington State’s Risk-Based Capital Model law requires an insurance company to maintain specified amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. If our insurance company subsidiary, Western Life, is unable to maintain adequate capital, it may be prevented from making further investments in higher risk-adjusted assets such as Commercial Loans, real estate and equity investments. Compliance with the Risk-Based Capital Model Law requirements is tested annually at calendar year-end. At the last annual review at its statutory reporting period ended December 31, 2001, Western Life’s capital and surplus levels exceeded the calculated specified requirements. Recently, Western Life has maintained adequate levels of capital through the sale of common stock and preferred stock to Metropolitan. To the extent that Metropolitan does not maintain adequate levels of liquidity permitting it to make additional capital investments in Western Life, or to the extent that Western Holding cannot complete its Series A preferred stock offering, Western Life’s ability to maintain specified amounts of capital could be adversely affected.

          The current focus of the Consolidated Group’s resources being allocated to originating Commercial Loans could lead to losses.

      The Consolidated Group focuses its loan originations on Commercial Loans. Commercial Loans accounted for approximately $270.6 million, or 83%, and $125.8 million, or 87%, of the real estate Receivables purchased or originated by the Consolidated Group in the fiscal year ended September 30, 2002 and 2001, respectively. The Consolidated Group expects the percentage of its Receivables that are Commercial Loans to increase in the near future, but cannot predict whether it will have the ability or the desire to originate Commercial Loans in the future, whether such loans will achieve desirable yields or whether it will be able to accurately predict Commercial Loan default rates. This potential decrease in the diversification of the Consolidated Group’s Receivables could lead to losses if the Consolidated Group’s Commercial Loan business is not profitable.

          If existing underwriting standards insufficiently evaluate the risk of losses on Receivables, it could lead to losses.

      Many of the Receivables purchased by the Consolidated Group were originated by sellers and other non-institutional lenders. Therefore, the underwriting standards used to originate these loans may have been less strict than the standards typically used by conventional institutional lenders. Metropolitan uses a variety of procedures to evaluate Receivables depending on the type of investment. While Metropolitan tries to minimize the risk of default and the risk of losses if there is a default, Metropolitan’s underwriting procedures may not effective. If the underwriting standards incorrectly assess the risk of an investment, actual losses could be higher than anticipated.

          Real estate used as collateral on Receivables may be inadequate to recover all amounts owed in the event of default, which could lead to losses for the Consolidated Group.

      Most of the Receivables purchased by the Consolidated Group are collateralized by real estate to provide security if a borrower defaults on the borrower’s mortgage. Several factors influence whether the value of the real estate will be sufficient to cover the value of the Receivables, including changes in economic conditions, property condition, property values, zoning, land use, environmental laws and other legal restrictions, including changes in and restrictions on the timing and methods of foreclosure. If the market value of the real estate used as collateral is insufficient to cover any deficiency owed on a Receivable, the Consolidated Group’s business could be harmed.

          Falling interest rates could negatively affect the profitability of the Consolidated Group.

      In the next 12 months, the Consolidated Group’s gap analysis indicates a positive gap, meaning that its interest-sensitive assets are expected to reprice before its interest sensitive liabilities. In a falling interest rate environment, the net interest income will tend to decrease which could have a negative impact on the profitability of the Consolidated Group

          Foreclosure on mortgages could delay or reduce payments on Receivables, adversely affecting the liquidity and profitability of the Consolidated Group.

      Foreclosure and other similar proceedings used to enforce payment of mortgage loans are generally subject to principles of equity which are designed to relieve the indebted party from the legal effect of that party’s default. Statutes may limit the right of the Consolidated Group to obtain a deficiency judgment against the defaulting party after a foreclosure or sale. The application of any such principle may lead to a loss or delay in the payment on a certificate in a securitization in which the Consolidated Group is involved or in loans held by the Consolidated Group.

          Higher than anticipated life insurance and annuity termination rates may decrease earnings.

      Higher than anticipated termination rate of annuity contracts and life insurance policies would tend to decrease the earnings of Western Life because the insurance subsidiaries would have to immediately expense the unamortized deferred policy acquisition costs on those surrendered policies instead of continuing to amortize those costs over time. The rate at which annuity contracts and life insurance policies terminate is affected by several factors, including changes in interest rates, competition and changes in tax and other regulations.

          Real estate held for development may not be able to be sold, or may not be able to be sold profitably.

      The Consolidated Group is engaged in the development of various real estate properties, including substantially undeveloped properties. It is possible that one or more of these properties will not be able to be sold, or will not be able to be sold at a price exceeding the carrying value of the property. Factors such as local and national trends in commercial property values as well as local, state and national economic and regulatory trends may impact the potential sales price for these properties.

          The Consolidated Group may be negatively impacted by some of its equity investments.

      The Consolidated Group invests in venture capital, joint ventures and other related equity investments. The market price and valuations of these investments may fluctuate due to market conditions and other conditions over which the Consolidated Group has no control. If these equity investments decline in value, the earnings of the Consolidated Group could be negatively affected. Additionally, these investments may not have an active trading market and, as a result, the Consolidated Group may not be able to easily sell these investments and, if sold, they may not be sold at favorable prices.

          The Consolidated Group purchases some Receivables that are not secured by tangible assets, which could lead to losses if borrowers default on those Receivables.

      The Consolidated Group purchases some Receivables that are not secured by tangible assets, such as annuities, lottery prizes, structured settlements or other investments. In these cases, the Consolidated Group does not have a security interest in a specific asset. It relies instead on a promise to pay from an insurance company, a state government or other entity. If the payor does not keep its promise to pay and defaults, the Consolidated Group will not have the benefit of a lien on any specific asset on which to foreclose to collect the Receivable, which could lead to losses.

          Environmental conditions and regulation of property acquired by the Consolidated Group may lead to losses.

      The Consolidated Group acquires properties in the course of its business, some of which may contain hazardous waste or other toxic materials. Various federal, state and local environmental laws, ordinances and regulations hold the owner, operator or the previous owner of the property liable for the costs of removal or remediation of hazardous or toxic substances on, under, in or near the affected property. Historically, the Consolidated Group has tried to avoid acquiring properties or Receivables collateralized by properties of the types of properties likely to be contaminated. As a result of its current business, the Consolidated Group may sustain significant losses due to environmental liability.

      In addition, the government can place a lien on environmentally contaminated property to guarantee that the clean-up costs for that property are paid. In many states, these liens have priority over the existing mortgage on the property. The Consolidated Group may be directly subject to these liens, or indirectly, if it participate in a securitization of property, or a loan held by the Consolidated Group is securing the property, or the Consolidated Group has a role in the day-to-day management of the facility or property. Environmental assessments to determine whether certain properties are contaminated are performed by the Consolidated Group when deemed necessary. Even where they are performed, there is no guarantee that the Consolidated Group will be insulated from liability for an environmental condition. If the Consolidated Group is held liable for environmental clean-up costs, its business could be harmed.

          The Consolidated Group may be adversely affected by competition and conflicts of interests with its affiliates.

      Several companies are affiliated with the Consolidated Group through common control by C. Paul Sandifur, Jr. Certain officers and directors of these affiliated companies are also employees of the Consolidated Group. In addition, the Consolidated Group provides services to affiliated companies, buys and sells Receivables to and from affiliated companies and makes loans to or borrows money from affiliated companies. These factors may lead to conflicts of interests such as which company receives a particular securities sale, how Receivables are distributed among or between separate companies, how fees for services are established and charged, how intercompany sales and purchases of Receivables are priced and the terms of any intercompany loan. Old Standard and Old West may compete with the Consolidated Group for the sale of annuities. Also, the Consolidated Group may compete with Summit and Metropolitan for the sale of securities. If these conflicts are not resolved favorably to the Consolidated Group, the performance of the Consolidated Group could be adversely affected.

LIFE INSURANCE AND ANNUITY OPERATIONS

Introduction

      Western Life markets its annuity and life insurance products through over 1,700 independent sales representatives under contract. Based on first year and single annuity premiums received in calendar year 2001, approximately 23% of sales were generated by ten brokers or groups of brokers, with the highest single broker accounting for approximately 5% of sales. These representatives may also sell life insurance and/or annuity products for other companies. Western Life is licensed as an insurer in the states of Alaska, Arizona, Hawaii, Idaho, Indiana, Montana, Nebraska, Nevada, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington, and Wyoming. During the calendar year ended December 31, 2001, approximately 91% of Western Life’s deferred annuity business was produced in the states of Idaho, Montana, Oregon, Texas, Utah and Washington.

      Insurance policy and annuity benefits primarily consist of interest that is credited on outstanding policies at the rates of return specified in the policy. Upon the issuance of an annuity or an insurance policy, these rates of return are guaranteed for a limited number of years. Thereafter, subject to any guaranteed rate of return specified in the insurance policy or annuity, these rates of return may be adjusted in Western Life’s discretion. Additionally, insurance and annuity policy benefits also include payments of death claims on mortality contracts. These mortality contracts account for less than 2% of Western Life’s direct premiums with a portion of the life risk being offset by certain reinsurance treaties during the last three fiscal years.

Annuities

      Western Life has actively marketed single and flexible premium deferred annuities since 1980. Western Life offers flexible and single premium annuities with surrender charges for periods varying from one year to ten years. During the past three calendar years, nearly 99% of its direct premiums were derived from annuity sales. Western Life prices its new annuity products and renewals in order to achieve a positive spread between its annuity costs and available investments, while also considering current annuity market rates of interest and competitive pressures.

      A deferred annuity is a contract that allows an investor to accumulate payments to the issuing company and have them grow with interest on a tax-deferred basis. That accumulation is then used to provide periodic payments at some future date. In a single premium deferred annuity, the annuity contract is purchased with the payment of one lump sum when the contract is issued. A flexible premium deferred annuity allows the owner to make continual payments into the contract. Under both types of contracts, interest on each payment is accumulated from the date the payment is received.

      Western Life’s annuity products are targeted primarily toward today’s senior population. Fixed annuities are designed for older consumers looking for a predictable payment structure that combines insurance and accumulation attributes in a single product. As of September 30, 2002, policyholders aged 61 or older accounted for approximately 80% of Western Life’s annuity account values.

      The following products individually accounted for 10% or more of Western Life’s direct annuity premiums in the fiscal years ended September 30, 2002, 2001 and 2000.

      TD-Max Series—single premium deferred annuities with varying lengths of cliff (i.e., fixed) surrender fee periods. The initial interest rate is guaranteed over the term of the surrender fee period and then re-determined annually thereafter, subject to a contractual minimum. Policyholders may withdraw a portion of their account values annually without surrender fees. These products have been Western Life’s largest seller, accounting for approximately 36.9%, 34.4% and 35.6% of direct annuity premiums in the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

      TD-Max Bailout Series—single premium deferred annuities with varying lengths of surrender fee periods. The initial interest rate is guaranteed for one year and then re-determined annually thereafter, subject to a contractual minimum. Policyholders may withdraw funds without surrender penalty for 60 days if the crediting interest rate falls below the bailout interest rate determined issuance. Policyholders may also withdraw a portion of their account values annually without surrender fees. These products accounted for approximately 12.0%, 11.6% and 15.8% of direct annuity premiums in the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

      DiscoverMax Series—single premium deferred annuities with varying levels of declining surrender charges over a six-year term. The initial interest rate is guaranteed for one year and then re-determined annually thereafter, subject to a contractual minimum. The initial interest rate includes a bonus of one to three percent, depending on the surrender fee structure selected. Policyholders may withdraw funds without surrender penalty for 60 days if the crediting interest rate falls below the bailout interest rate determined at issue. Policyholders may also withdraw a portion of their account values annually without surrender fees. These products accounted for approximately 23.2%, 30.0% and 27.2% of direct annuity premiums in the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

      Liquid Flexible Premium Annuities—deferred annuities with no surrender fees. Premium deposits may be made at any time in amounts as low as $100. Interest rates are guaranteed at issuance and then re-determined annually subject to a 3% minimum guarantee. These products accounted for approximately 14.4%, 10.1% and 7.6% of direct annuity premiums for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

Life Insurance

      In addition to the sales of annuities, Western Life also receives premiums from the sale and renewal of whole life and term life insurance policies. In fiscal year 2002, less than 1% of Western Life’s premiums were derived from interest sensitive whole life insurance and term life insurance policies. At September 30, 2002, the face amount of life insurance policies written and outstanding totaled $203.4 million, net of $31.3 million ceded to reinsurers. As with annuities, gross profits are determined by the difference between interest rates credited on outstanding policies and interest earned on investment of premiums. In addition, profitability is affected by mortality experience.

Reinsurance

      Reinsurance is the practice whereby an insurance company enters into agreements called treaties with other insurance companies in order to assign some of its insured risk, for which a premium is paid, while retaining the remaining risk. Although reinsurance treaties provide a contractual basis for shifting a portion of the insured risk to other insurers, the primary liability for payment of claims remains with the original insurer. Life insurers commonly obtain reinsurance on a portion of their risks in the ordinary course of business. The amount of risk that a company is willing to retain is based primarily on considerations of the amount of insurance, the level of its capital and surplus and upon its ability to sustain mortality fluctuations.

Annuity Reinsurance

      Western Life entered into an annuity reinsurance agreement with Old Standard, an affiliate, which became effective July 1, 1998. This agreement allows Western Life to continue its market presence and relationship with its insurance agents while moderating its rate of growth. Under its contractual terms, this agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. At September 30, 2002 and 2001, Western Life had recorded a receivable from Old Standard of $148.3 million and $109.5 million, respectively, related to this reinsurance agreement. Old Standard has been assigned a rating of B-(Fair) by A.M. Best.

      Under this agreement, Western Life may reinsure with Old Standard 75% of the risk on 15 different annuity products. The premiums ceded to Old Standard during the fiscal years ended September 30, 2002, 2001 and 2000 were approximately $56.5 million, $0.7 million and $27.4 million, respectively. Western Life received ceding allowances equal to actual commission plus 1.5% of premium, which was approximately $3.3 million, $0.1 million and $1.5 million during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. These ceding allowances are paid by Old Standard to compensate Western Life for its annuity issuance costs. Western Life also receives a fee from Old Standard for servicing the reinsured policies, which is 0.40% annually on the cash value of the reinsured policies.

Life Policy Reinsurance

      Western Life had reinsured $31.3 million of its life insurance risk at September 30, 2002, which equaled all risk in excess of $100,000 on each whole life policy and all risk in excess of $50,000 on each term life policy. Life insurance in force at that time was $234.6 million. Western Life is a party to 20 separate life reinsurance treaties with ten reinsurance companies. The largest treaty is with Optimum Reinsurance Company that provided approximately $15.3 million of reinsurance coverage at September 30, 2002. The majority of the remaining coverage is with Business Men’s Assurance Company of America and ERC Life Reinsurance. Total life policy reinsurance premiums paid by Western Life during the fiscal year ended September 30, 2002 were approximately $0.2 million.

Reserves

      Western Life’s reserves for both annuities and life insurance are actuarially determined and prescribed by Western Life’s state of domicile and other states in which it does business through laws that are designed to protect annuity contract owners and policy owners. An actuary reviews the amount of these reserves required for compliance with state law. These reserves are amounts, which at assumed rates, are calculated to be sufficient to meet Western Life’s future obligations under annuity contracts and life insurance policies currently in force. Reserves are recalculated each year to reflect amounts of reinsurance in force, issue ages of new policyholders, duration of policies and variations in policy terms. Since these reserves are based on actuarial assumptions, Western Life’s ultimate liability could exceed these reserves.

RECEIVABLE INVESTMENTS

Real Estate Receivables

Non-Commercial Real Estate Receivable Acquisition

      In conjunction with Metropolitan, Western Life has been investing in Receivables for its own account for 28 years. In general, the non-commercial real estate Receivables acquired or originated by Western Life consist of non-conventional loans. This type of Receivable possesses characteristics that differ from Receivables originated in the conventional lending market in that either the borrower or the property would not qualify for “A” credit grade lending or the seller or borrower chose to use non-conventional financing. For non-conventional loans, generally the lender (often the seller of the property) will focus more on the quality of the collateral as the ultimate recourse in the event of the borrower’s default and depend less on the ability of the borrower to repay the loan. Historically, the majority of Western Life’s real estate Receivables were acquired from lenders as individual Receivable acquisitions. See “—Current Mix of Receivable Investment Holdings.” The Consolidated Group’s principal source for private market Receivables is independent brokers located throughout the United States. These independent brokers typically deal directly with private individuals or organizations that own and wish to sell a Receivable.

      The evaluation, underwriting and closing operations for Western Life’s non-commercial real estate Receivables are performed by Metropolitan at Metropolitan’s headquarters in Spokane, Washington, in accordance with management and acquisition service agreements. Metropolitan’s acquisition strategy is designed to provide flexible structuring and pricing alternatives to the real estate Receivable seller, and quick closing times. Metropolitan believes these factors are key to Metropolitan’s ability to attract and purchase Receivables. In order to enhance its position in this market, Metropolitan has improved its acquisition strategies and has implemented flexible and strategic pricing and closing programs. Metropolitan is exploring other methods and sources for Receivable acquisitions in order to increase volume, decrease cost, and enhance its competitive position. There can be no assurance that any new strategies or programs developed will achieve these goals.

      Metropolitan has established underwriting criteria for the acquisition of real estate Receivables. The underwriting guidelines are based on Metropolitan’s past experience and are intended to reflect some aspects of conventional underwriting standards while still allowing for flexibility to fit the specific characteristics of each individual transaction. As part of the underwriting process, Metropolitan considers the borrower’s credit profile, the market value of the collateral, demographic reports and property profiles. Metropolitan’s underwriting involves a thorough understanding of the different types of risk factors and how those factors relate to the various strengths and weaknesses in a transaction. There is no predetermined methodology to arrive at a decision; each transaction stands on its own merits.

Commercial Loan Originations

      In conjunction with Old Standard, Western Life originates Commercial Loans collateralized by various types of commercial properties including income producing properties, fully developed lots and land held primarily for residential development. These Commercial Loans are generally small to mid-sized loans that are originated for less than $15 million and generally have short-term balloon payments (approximately 2 years to 5 years). Western Life typically lends at 50-75% loan-to-value ratios, and may require multiple pieces of collateral and personal guarantees to secure a particular loan.

      Western Life obtains leads for loans through independent mortgage brokers. While these independent mortgage brokers may be involved with the negotiation of terms on behalf of the borrower, all applications, commitments and documentation are drafted by Western Life’s counsel and executed directly with the borrower and guarantor.

      Commercial loans originated by Western Life are evaluated, underwritten and closed by Old Standard in accordance with the Consolidated Group’s predefined standards. The Commercial Loans are underwritten by applying criteria that generally include the following:

•	evaluating the borrower’s and guarantor’s financial statements/information and credit;

•	obtaining a current, satisfactory appraisal of the collateral;

•	making a physical inspection of the property;

•	obtaining title insurance;

•	reviewing other factors that affect collateral valuation such as environmental reports, structural inspections, zoning and entitlement status; and

•	an analysis of demographic factors.

      The sum of the underwriting evaluation and the borrower’s alternative financing options affect the interest rate and loan-to-value ratio that Western Life will require. In a circumstance where the borrower has limited financing options due primarily to time constraints, Western Life has the opportunity to charge higher rates at lower loan-to-values than the risk might otherwise require. The ability to be more responsive than the competition to time-sensitive opportunities has been key to Western Life’s ability to capitalize on these circumstances that provide higher returns for lower risk on some loans.

      During fiscal years 2002 and 2001, Commercial Loans accounted for approximately 83% and 87%, respectively, of new real estate Receivable acquisitions and originations. The focus on Commercial Loans was in part due to management’s perception that this market may be inadequately served by current lenders, who management believes are not flexible in their underwriting and pricing policies and who are not able to quickly underwrite and close such loans, particularly in the temporary, bridge and development Commercial Loan markets.

Other Receivables

      In conjunction with Metropolitan, Western Life also negotiates the purchase of Receivables that are not collateralized by real estate, including structured settlements, annuities and lottery prizes. The lottery prizes generally arise out of state operated lottery games that are typically paid in annual installments to the prizewinner. The structured settlements generally arise out of the settlement of legal disputes where the prevailing party is awarded a sum of money, payable over a period of time, generally through the creation of an annuity. Other annuities generally consist of investments that cannot be immediately converted to cash directly with the issuing insurance company. Metropolitan’s source for these investments is generally private brokers who specialize in these types of Receivables.

      In the case of lottery prizes, the underwriting guidelines generally include a review of the documents providing proof of the prize and a review of the credit rating of the state lottery commission, insurance company or other entity making the lottery prize payments. Where the lottery prize is from a state run lottery, the underwriting guidelines generally include a confirmation with the respective lottery commission of the prizewinner’s right to sell the prize and acknowledgment from the lottery commission of their receipt of notice of the sale. In many states, the sale of a state lottery prize requires that the winner obtain a court order permitting the sale. In those states, a certified copy of the court order is required.

      In the case of annuity purchases, Metropolitan’s underwriting guidelines generally include a review of the annuity policy and review of the seller’s credit report. Upon submission of the file, the most current credit rating of the annuity issuer will be obtained. Furthermore, Metropolitan will conduct a Uniform Commercial Code (“UCC”) search on the annuitant in each state or county, as applicable, where the annuitant resided over the last five years and where the annuity issuer is located in order to ensure that no prior liens exist on the structured settlement payments.

Yield and Discount Considerations

      Metropolitan negotiates all Receivable acquisitions at prices calculated to provide a desired yield. Often, the negotiations result in a purchase price less than the Receivable’s unpaid balance. The difference between the unpaid balance and the purchase price is the “discount.” The amount of the discount will vary in any given transaction depending on Western Life’s yield requirements and the existing note rate of the Receivable at the time of the purchase. Yield requirements are established in light of capital costs, market conditions, the characteristics of particular classes or types of Receivables and the risk of default by the Receivable payor.

      A greater effective yield can also be achieved through negotiating amendments to Receivable agreements. These amendments may involve adjusting the interest rate and/or monthly payments, extension of financing in lieu of a required balloon payment or other adjustments. As a result of these amendments, the cash flow may be extended, maintained or accelerated. Acceleration increases the yield realized on a Receivable purchased at a discount from its face value through accelerating recognition of the discount.

      For commercial development loans, Western Life occasionally negotiates exit fee agreements with the borrower. To the extent the exit fees do not result in an overall yield to Western Life that is greater than prevailing market rates after adjusting for the risk, the transaction is accounted for as a loan. If the transaction results in a yield that is greater than the prevailing market rates after adjusting for the risk, the transaction is treated as a loan if the exit fee is less than 50% of the expected residual profits from the development and if the borrower has an equity investment, substantial to the project, that is not funded by Western Life. If the transaction meets the requirements to be accounted for as a loan, the exit fee is amortized into income over the estimated life of the loan using the level yield method.

      Beginning October 1, 1993 and ending March 31, 1998, Western Life entered into an agreement with Metropolitan to purchase real estate contracts and mortgage notes receivables at guaranteed yields that ranged from 8.0% to 9.7%. As part of the agreement, Western Life agreed to pay Metropolitan the difference between the guaranteed yield and the yield at which Metropolitan acquired the loan. In exchange, Metropolitan agreed to reimburse Western Life for any losses incurred on the loans. In the event of foreclosure, Metropolitan also agreed to pay Western Life the guaranteed yield while the property is held for sale. An inter-company holdback of approximately $1.8 million, $2.7 million and $1.4 million at September 30, 2002, 2001 and 2000, respectively, supports the guarantee.

COMPETITION

Competition for Annuity and Life Insurance Sales

      The annuity and life insurance business is highly competitive. Western Life competes with other financial institutions including ones with greater resources and greater name recognition than Western Life. Premium rates, annuity yields and commissions to agents are particularly sensitive to competitive forces. Additionally, Western Life believes the primary competitive factors among life insurance companies for investment-oriented insurance products, like annuities, include product flexibility, net return after fees, innovative product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a policy or contract is issued. Other factors affecting the annuity business include the benefits, including before-tax and after tax investment returns, guarantees provided to the customer and the commissions paid to the agent.

Competition for Receivable Acquisition

      The Consolidated Group competes with other financial institutions including various real estate financing firms, real estate brokers, banks and individual investors for the Receivables it acquires. This competition includes financial institutions, many of which are larger, have access to more resources and have greater name recognition than the Consolidated Group. The Consolidated Group believes the primary competitive factors are the amounts offered and paid to Receivable sellers and the speed at which the processing and funding of the transaction can be completed. Competitive advantages enjoyed by the Consolidated Group include:

•	its access to markets throughout the United States;

•	its flexibility in structuring Receivable acquisitions;

•	its long history in the business; and

•	its in-house capabilities for processing and funding transactions.

      Western Life competes with many other lending institutions in its Commercial Loan origination program. The commercial lending market is a multi-billion dollar market including competitors with greater resources, economies of scale and name recognition than Western Life. Western Life believes that its flexible underwriting, pricing guidelines and closing speed enhance its ability to compete in this market. To the extent other competing Receivable investors may develop faster closing procedures, more flexible investment policies, or other attributes that are more desirable to Receivable sellers, they may experience a competitive advantage over the Consolidated Group.

      Western Life competes with other investors in its lottery prize, structured settlement and annuity acquisitions.

REGULATION

      Western Life is subject to the Insurance Holding Company Act as administered by the Office of the Insurance Commissioner of the State of Washington (the “OIC”). This act regulates transactions between insurance companies and their affiliates. It requires that Western Life provide notification to the Insurance Commissioner of various transactions between its affiliates and Western Life. In some instances, the Commissioner’s approval is required before a transaction with an affiliate can be consummated.

      Western Life is also subject to extensive regulation and supervision by the OIC as a Washington-domiciled insurer, and to a lesser extent, by all of the other states in which it operates. These regulations are directed toward supervision of matters like the granting and revoking licenses to transact business on both the insurance company and agency levels, approving policy forms, setting dividend levels, prescribing the nature and amount of permitted investments, establishing solvency standards and conducting extensive periodic examinations of insurance company records. These regulations are primarily intended to protect annuity contract holders and insurance policy owners.

      All states in which Western Life operates have laws requiring solvent life insurance companies to pay assessments to a guaranty fund to protect the interests of policyholders of insolvent life insurance companies. Assessments are levied on all member insurers in each state based on a proportionate share of premiums written by member insurers in the lines of business in which the insolvent insurer engaged. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset.

      Dividend restrictions are imposed on Western Life by regulatory authorities. These restrictions limit dividends that Western Life can pay to unassigned statutory surplus, reduced by any unrealized capital gains, which netted to approximately $5.6 million at September 30, 2002.

      Washington State’s Risk-Based Capital Model law requires an insurance company to maintain specified amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. Compliance with the Risk-Based Capital Model Law requirements is tested annually at calendar year-end. At the last annual review, Western Life’s capital and surplus levels exceeded the calculated minimum requirements at its statutory reporting period ended December 31, 2001.

Employees

      At September 30, 2002, Western Life had a total of 63 full-time employees. None of its employees are covered by a collective bargaining agreement, and Western Life believes that its relations with its employees are good. In addition to employees that work solely for Western Life, from time to time, it uses the services of some of the employees of Metropolitan, the Consolidated Group’s parent entity, and reimburses Metropolitan for the cost of those services under an inter-company cost sharing agreement.

Item 2. Properties

      The Consolidated Group’s principal offices are located in Spokane, Washington at 601 West 1st Avenue, in an office building owned by Metropolitan where the Consolidated Group leases approximately 9,200 square feet of office space. The Consolidated Group also maintains regional offices in Boise, Idaho and Vancouver, Washington. The Consolidated Group believes that its facilities will be adequate to meet its requirements for the foreseeable future and that suitable additional space will be available if needed.

Item 3. Legal Proceedings

      The Consolidated Group is not currently subject to any material legal proceedings outside of the ordinary course of its business. The Consolidated Group may, from time to time, become a party to various legal proceedings arising in the ordinary course of its business.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market For The Registrant’s Common Equity And Related Stockholder Matters

      1. (a) Market Information: There is no market for Western Holding’s common stock.

         (b) Holders: There was one holder of Western Holding’s common stock as of December 15, 2002.

         (c) Dividends: Western Holding declared no dividends on its common stock since inception through September 30, 2002.

      At the date of this Form 10-K, Western Holding had made no determination as to the likelihood that it will or will not pay dividends on its common stock in the future.

2.	Recent Sales of Unregistered Securities: The information regarding sales of unregistered securities required by this Item has been previously reported by Western Holding.

3.	On August 12, 2002, the Securities and Exchange Commission declared Western Holding’s Registration Statement on Form S-1, File No. 333-72346-01, effective. Shortly thereafter, MIS commenced the public offering of Western Holding’s Variable Rate Cumulative Preferred Stock, Series A (the “Preferred Stock”) on a best efforts basis with conditions. Western Holding has registered for sale up to 2,000,000 shares of Preferred Stock at $25.00 per share, for a total offering amount of up to $50.0 million. As of September 30, 2002, Western Holding had not yet met the minimum sales contingency for completion of the offering, and had therefore received no proceeds from the offering of the Preferred Stock. From August 12, 2002, through September 30, 2002, Western Holding had not paid any commissions or other expenses to MIS in connection with the offering. As of September 30, 2002, Western Holding’s offering of Preferred Stock was currently ongoing.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

      The summary consolidated financial data shown below as of September 30, 2002 and 2001 and for the years ended September 30, 2002, 2001 and 2000, other than the ratio of earnings to fixed charges and preferred stock dividends, have been derived from, and should be read in conjunction with, the Western Holding’s consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein. The consolidated financial data shown below as of September 30, 2000, 1999 and 1998 and for the years ended September 30, 1999 and 1998, other than the ratio of earnings to fixed charges and preferred stock dividends, have been derived from audited consolidated financial statements not included herein. In May 2002, Western Holding was formed and subsequently was transferred 100% of the outstanding common stock of Western Life. In accordance with SFAS No. 141, the exchange of shares has been accounted for similar to that of a pooling of interests. As a result of a pooling of interests, the Summary Consolidated Financial data shown below has been restated as of the earliest period presented as though the ownership exchange had occurred at that date. See Note 1 to the consolidated financial statements.

	Year Ended or at September 30,

	2002	2001	2000	1999		1998

	(Dollars in thousands except per share amounts)
Consolidated Statements of Income Data:
Revenues	$99,328	$68,503	$68,419	$57,278		$63,438

Net income	$27,937	$12,421	$1,372	$11,128		$3,753

Ratio of earnings to fixed charges	1.78	1.07	1.06		(1)	1.11
Per Common Share Data:
Cash dividends per common share	$0.00	$0.00	$0.00	$0.00		$0.00

Consolidated Balance Sheet Data:
Total assets	$1,563,991	$1,176,668	$1,045,025	$1,075,222		$1,041,750
Debt payable	$104,223	$23,255	$24,983	$44,431		$1,157
Surplus notes	—	—	$—	$9,450		$30,800
Stockholders’ equity	$147,993	$96,450	$64,939	$68,231		$60,628

(1)	Earnings were insufficient to meet fixed charges and preferred stock dividends for the fiscal year ended September 30, 1999 by approximately $0.1 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following should be read in conjunction with the attached audited consolidated financial statements and the notes attached thereto for the three years ended September 30, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Critical Accounting Policies

      The accounting policies described below are those that the Consolidated Group considers critical in preparing its consolidated financial statements. These policies include significant estimates the Consolidated Group makes using information available at the time the estimates are made. However, the estimates could change materially if different information or assumptions are used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies used by the Consolidated Group in preparing its consolidated financial statements is included in the Consolidated Group’s audited financial statements for the year ended September 30, 2002.

Investments

      Available-for-Sale Securities. Available-for-sale securities, consisting primarily of mortgage- and asset-backed securities, government-backed bonds, corporate bonds, equity securities and venture capital investments, are carried at quoted and estimated fair values. Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes. The Consolidated Group continually monitors its investment portfolio for other than temporary impairment of securities. When an other than a temporary decline in the value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a realized loss in the statement of operations. Any recovery of value in excess of the investment’s new cost basis is recognized as a realized gain only on sale, maturity or other disposition of the investment. Factors that the Consolidated Group evaluates in determining the existence of an other than temporary decline in value include (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability of the Consolidated Group to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed securities, the Consolidated Group considers the security rating and the amount of credit support available for the security.

      The Consolidated Group holds debt securities generated from its own securitization transactions. For these securities, estimated fair market value is derived from expected discounted future cash flows. When determining expected future cash flows, the Consolidated Group considers interest rates, estimated prepayment rates, collateral value and historical default rates experienced by the securities. To the extent that actual experience is less favorable than the assumptions, impairment in the debt securities could result. The Consolidated Group periodically assesses the assumptions used in valuing the cash flows and the related carrying value of these securities.

Deferred Policy Acquisition Costs

      Deferred policy acquisition costs, consisting of commissions and other insurance underwriting and annuity policy costs, are deferred, and amortized over the lives of the contracts or policies in proportion to the present value of estimated future gross profits. To the extent actual experience differs from assumptions, and to the extent estimates of future gross profits require revision, the unamortized balance of deferred policy acquisition costs is adjusted accordingly; these adjustments would be included in current operations.

Allowances for Losses

      Allowance for Losses on Receivables. Commercial Loans are individually monitored for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosure.” SFAS No. 114 addresses the accounting by creditors for impairments of a loan by specifying how allowances for credit losses related to certain loans should be determined. According to SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Probable is defined as “future events are likely to occur.” When a loan has been identified as impaired, the Consolidated Group determines the allowance for loss based on the estimated fair market value, less estimated liquidation expenses, of the collateral compared to the carrying value of the Receivable. The estimated fair market value is based on the most recent appraisal of the collateral. If the most recent appraisal is more than one year old, a new appraisal is ordered. In the interim, estimated fair market value is established through a review of the appraisal in addition to a review of other relevant market information. When reviewing the most recent appraisal, the Consolidated Group considers the type of property, changes in the economic factors of the region and the underlying appraisal assumptions. If the estimated fair market value of the collateral is less than the carrying value, an allowance for loss is recognized.

      The remaining real estate contracts and mortgage notes receivable portfolio is made up of a large group of smaller-balance homogenous loans that are collectively evaluated for impairment. The Consolidated Group establishes an allowance for inherent losses on the Receivables based primarily on current delinquencies and historical foreclosure and loss experience. To the extent actual experience differs from assumptions, such adjustments would be included in the statement of operations.

      Allowances for losses on real estate contracts and mortgage notes receivable are based on the carrying value of the Receivable, including accrued interest. Accordingly, the Consolidated Group accrues interest on delinquent Receivables until foreclosure.

      Allowance for Losses on Real Estate Held for Sale and Development. The allowance for losses on real estate held for sale and development includes amounts for estimated losses as a result of impairment in value. The Consolidated Group reviews its real estate properties for impairment in value whenever events or circumstances indicate that the carrying value of the asset may exceed its fair market value. The carrying value of a repossessed property is determined as of the date of repossession of the property and is based on the lower of fair market value less selling costs or carrying value at the time the property was repossessed. For non-commercial properties, an appraisal is obtained on the foreclosed property to determine its fair market value at time of repossession. For commercial properties, an appraisal is obtained on the foreclosed property to determine the fair market value only if the most recent appraisal is more than one year old, otherwise the existing appraisal is used. Periodically, the Consolidated Group may not order an updated appraisal in accordance with its established policies if current negotiations with a potential purchaser can establish an indication of value.

      Subsequent to repossession (or acquisition in the case of development properties), if the value of the property declines such that the fair market value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment is recognized in the statement of operations.

Life Insurance and Annuity Reserves

      Premiums for annuities and universal life insurance contracts are reported as life insurance and annuity reserves under the deposit method of accounting. Reserves for annuities and universal life insurance are equal to the sum of the account balances, including credited interest and deferred service charges. Based on past experience, consideration is given in actuarial calculations to the number of policyholder and annuitant deaths that might be expected, policy lapses, surrenders and terminations. As a result of changes in the factors considered in the actuarial calculations, it is reasonably possible that the reserves for insurance and annuities could change in the near future.

Results of Operations

      The following table presents the components of the results of operations for the years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000

Net investment spread	$47,920,814	$24,888,859	$19,835,767
Net non-investment expense	(13,071,238)	(12,406,632)	(9,908,555)
Capitalized deferred costs, net of amortization	15,848,475	1,297,269	(3,236,569)

Income before gains (losses) on investments	50,698,051	13,779,496	6,690,643
Net gains (losses) on investments	(3,491,126)	(5,829,983)	53,831

Income before income taxes and minority interest	47,206,925	7,949,513	6,744,474
Income taxes benefit (provision)	(16,522,379)	8,412,214	(2,357,015)

Net income before minority interest	30,684,546	16,361,727	4,387,459
Income of consolidated subsidiary allocated to minority stockholders	(2,747,250)	(3,940,250)	(3,015,406)

Net income	$27,937,296	$12,421,477	$1,372,053

Net Investment Spread

      Net investment spread consists of interest and earned discounts on Receivables and other investments, net of interest expense, insurance policy and annuity benefits, and salaries, commissions and other expenses incurred as a result of owning the investments.

      Insurance policy and annuity benefits primarily consist of interest credited on outstanding policies at the rates of return specified in the policy. When an annuity or an insurance policy is issued, these rates of return are guaranteed for a limited number of years. After that, subject to any guaranteed rate of return specified in the insurance policy or annuity, these rates of return may be adjusted in the Consolidated Group’s discretion. Additionally, insurance and annuity policy benefits also include payments of death claims on mortality contracts. These mortality contracts account for approximately 2% of direct premiums with a portion of the life risk being offset by reinsurance treaties during the last three fiscal years.

      The following table presents the components of net investment spread during the years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000

Net investment spread:
Gross investment income	$113,501,473	$84,842,764	$75,949,786
Investment expenses	(12,449,034)	(12,480,566)	(9,991,156)
Insurance policy and annuity benefits	(53,131,625)	(47,473,339)	(46,122,863)

Net investment spread	$47,920,814	$24,888,859	$19,835,767

      The following table presents the net average yields realized by the Consolidated Group on interest sensitive assets and liabilities during the three years ended September 30, 2002, 2001 and 2000 based on average monthly ending asset/liability balances:

	2002	2001	2000
	Average	Average	Average

Interest sensitive assets:
Securities Investments (including cash)	$416,288,970	$333,155,576	$278,483,111
Yield	6.28%	7.50%	8.22%
Real estate contracts and mortgage notes receivable	$453,439,294	$352,747,729	$342,389,304
Yield	15.32%	11.67%	9.89%
Other receivable investments	$140,384,576	$149,963,604	$154,361,287
Yield	8.45%	8.92%	8.93%
Policy loans	$19,578,764	$19,356,077	$19,074,783
Yield	7.43%	7.37%	7.24%
Indebtedness of related parties	$19,420,121	$20,226,255	$21,731,591
Yield	8.69%	10.24%	9.87%
Interest sensitive liabilities:
Life insurance and annuity reserves, net of reinsurance receivable	$936,990,690	$815,417,282	$794,005,601
Yield	5.67%	5.82%	5.81%
Debt payable and Surplus notes	$47,167,977	$23,519,761	$27,746,041
Yield	4.38%	7.37%	7.34%

      The increase in gross investment income from 2000 to 2002 was primarily due to an increase in annuity products sold by Western Life, which resulted in an increase in the commercial lending activities of Western Life. Commercial Loans, which have higher stated yields than Western Life’s residential portfolio, accounted for 58.1% of the outstanding principal balance of real estate contracts and mortgage notes receivable at September 30, 2002, compared to 1.4% at September 30, 2000. Additionally, for commercial development loans, the Consolidated Group occasionally negotiates exit fee agreements with the borrower. If the transaction meets the requirements to be accounted for as a loan, the exit fee is amortized into income over the estimated life of the loan using the level yield method. The amortization of exit fees accounted for 2.45% of the increase in yield on real estate contracts and mortgage notes receivable in 2002.

      The increase in yields on the real estate contracts and mortgage notes receivable portfolio were partially offset by lower yields on the investment portfolio as the 5-year constant maturity Treasury rate, which is similar to the average maturity of the Consolidated Group’s fixed income portfolio, decreased from 5.95% on September 30, 2000 to 2.65% on September 30, 2002. During the fiscal year ended September 30, 2002, Western Life sold approximately $320.2 million in available-for-sale investments for gains of approximately $6.7 million. As proceeds from the sales and maturities were reinvested back into a lower interest rate market, the overall portfolio yield was reduced. Additionally, the Consolidated Group’s recent focus on improving the average credit rating of the investment portfolio has also contributed to a reduction in the investment yields. At September 30, 2002, approximately 81.1% of the Consolidated Group’s fixed income portfolio was rated either AAA or AA compared to approximately 46.8% at September 30, 2001. Generally, the higher the credit rating, the lower the effective yield.

      Metropolitan and its subsidiary, Metwest, provide servicing for certain invested assets of the Consolidated Group. The cost of these services is included in investment expense. The Consolidated Group’s inter-company agreements are regulated by the OIC. As a result of the OIC’s requirement that services be provided at cost, the inter-company agreements were redrafted and the Consolidated Group received a $2.1 million refund during the year ended September 30, 2000 on charges paid in 1998 and 1999.

Gains (Losses) on Investments

      The components of gains (losses) on investments for the fiscal years ended September 30, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Net gains on sale of real estate	$11,161,985	$237,312	$2,733,749
Net investment securities losses	(12,416,838)	(1,419,012)	(619,677)
Realized gains on sale of receivables	3,313,998	1,203,092	3,141,145
Provision for loss on real estate loans and assets	(5,550,271)	(5,851,375)	(5,201,386)

Net gains (losses) on investments	$(3,491,126)	$(5,829,983)	$53,831

Net Gains on Sale of Real Estate

      Western Life is in the real estate market due primarily to its repossession of properties following Receivable defaults. Additionally, Western Life will occasionally acquire property for the purpose of development and sale. The development or improvement of properties is undertaken for the purpose of enhancing values to increase marketability and to maximize profit potential. During the fiscal years ended September 30, 2002, 2001 and 2000, the Consolidated Group realized gains of approximately $11.2 million, $0.2 million, and $2.7 million, respectively, on sales of $32.2 million, $14.5 million and $28.2 million, respectively.

Net Investment Securities Losses

      The components of net investment securities losses for the fiscal years ended September 30, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Other than temporary declines in value:
Interest only certificates	$(2,592,782)	$—	$—
Equity securities	(7,026,264)	(140,000)	—
Other securities	(8,327,453)	(4,256,124)	—
Realized gains (losses):
Securities investments	5,428,268	2,379,699	(1,232,811)
Realized gains on trading securities	101,393	597,413	613,134

Net investment securities losses	$(12,416,838)	$(1,419,012)	$(619,677)

      Western Life holds interest only securities created out of Receivable securitization transactions that were entered into in conjunction with Metropolitan and other affiliates. The fair market value of these securities, which do not have established market prices, are estimated using expected discounted future cash flows. When determining expected future cash flows, management considers interest rates, estimated prepayment rates, and historical default rates. During the last two fiscal years, the 10-year constant maturity Treasury rate, which is a widely accepted benchmark for mortgage prepayments and pricing, decreased from approximately 5.9% at September 30, 2000 to approximately 3.6% at September 30, 2002. The reduction in the interest rate environment has resulted in higher than expected prepayment rates as borrowers refinanced their mortgages at lower interest rates. In response to the sustained prepayment rates, Western Life revised its assumptions of future prepayment rates during the fiscal year ended September 30, 2002. As a result, the carrying values of the investments were decreased by approximately $2.6 million, representing the amount impaired.

      During the fiscal year ended September 30, 2002, approximately $7.0 million of declines in various equity securities were determined to be other than temporary due to the length of time and extent that the investments had traded below cost or carrying value. The decline in value was primarily the result of an overall decline in the value of stocks traded on the NASDAQ. At September 30, 2002, the Consolidated Group had an equity investment portfolio (including venture capital investments) of approximately $40.0 million.

      During the fiscal years ended September 30, 2002 and 2001, the Consolidated Group reported approximately $8.3 million and $4.3 million, respectively, in other than temporary impairments on certain fixed income securities. The impairments were primarily due to deterioration in the underlying collateral of certain asset-backed securities in addition to credit deterioration in some higher yielding corporate bond investments.

      In 2002 and as a result of the impairment experience of the Consolidated Group’s portfolio, management changed the investment strategy to move away from lower credit rating exposure. At September 30, 2002, 81.1% of the Consolidated Group’s fixed income portfolio was rated either AAA or AA compared to 46.8% at September 30, 2001.

      The increase in securities investment gains was primarily due to sales of fixed income securities that increased in value as a result of a change in the 5-year constant maturity Treasury rate. The 5-year constant maturity Treasury rate, which is similar to the average maturity of the Consolidated Group’s fixed income portfolio, decreased from 5.95% on September 30, 2000 to 2.65% on September 30, 2002. Generally, as the Treasury yields decrease, the value of the Consolidated Group’s fixed income securities portfolio increases.

Realized Gains on Sales of Receivables

      The Consolidated Group sells pools of Receivables when it considers it profitable to do so. Historically, the majority of the Consolidated Group’s Receivable sales have been through securitizations. In January 2001, the Consolidated Group changed the focus of its investment strategy away from acquiring residential real estate loans for securitization purposes, as it does not intend to participate in any real estate-backed securitizations in the near future. The Consolidated Group has refocused its investment activity on acquiring and holding both residential real estate loans and Commercial Loans.

      Additionally, the Consolidated Group may sell pools of Receivables directly to purchasers, including its affiliates. These sales are typically without recourse, except for a period of time during which the Consolidated Group is generally required to repurchase or replace any Receivables that do not conform to the representations and warranties made at the time of sale.

      On March 28, 2002, Western Life agreed to sell to Old Standard and Old West a 69.20% undivided beneficial interest in a certain Lottery Trust owned by Western Life. The purchase price of $11.2 million, which was derived from expected future cash flows discounted at a 6.957% market rate, resulted in a gain of approximately $0.6 million.

      On August 15, 2002, Western Life agreed to sell to Old Standard and Old West the remaining interest in a certain Lottery Trust owned by Western Life. The purchase price of $6.2 million, which was derived from expected future cash flows discounted at a 5.527% market rate, resulted in a gain of approximately $0.7 million. Additionally, on August 15, 2002, Western Life agreed to sell to Old Standard and Old West 95.83% undivided beneficial interest in a certain Lottery Trust owned by Western Life. The purchase price of approximately $29.1 million, which was derived from expected future cash flows discounted at a 5.888% market rate, resulted in a gain of approximately $2.0 million.

      The market rates on the above lottery trust sales were calculated at 2.0% over the Treasury benchmark on the date of the sale, which is consistent with corporate bonds with similar credit profiles along with recent transactions involving large blocks of lottery Receivables.

      During the year ended September 30, 2001, the Consolidated Group sold portfolios of real estate Receivables through both direct sales and the fulfillment of a September 30, 2000 securitization pre-funding balance for proceeds of approximately $89.3 million and gains of $0.9 million. During that same period, the Consolidated Group sold other Receivables through direct sales for proceeds of approximately $3.8 million and gains of $0.3 million.

      During the year ended September 30, 2000, the Consolidated Group sold portfolios of real estate Receivables through both direct sales and securitizations for proceeds of approximately $375.8 million and gains of $3.2 million. During that same period, the Consolidated Group sold other Receivables through direct sales for proceeds of approximately $23.8 million and losses of $0.1 million.

Net Non-Investment Expense

      The following table presents the components of net non-investment expense during the years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000

Non-investment income:
Premiums and annuity considerations	$1,766,851	$1,971,123	$2,406,532

Total non-investment income	1,766,851	1,971,123	2,406,532

Non-investment expense:
Commissions to agents	$9,495,911	$8,797,176	$5,844,979
Administrative and other expenses	5,342,178	5,580,579	6,470,108

Total non-investment expense	14,838,089	14,377,755	12,315,087

Net non-investment expense	$13,071,238	$12,406,632	$9,908,555

Capitalized Deferred Costs, Net of Amortization (DPAC)

      Capitalized deferred costs, net of amortization is comprised of the capitalization of expenses incurred to sell and underwrite life and annuity policies, offset by the amortization of previously capitalized expenses. The following table reflects the components of the net change in deferred acquisition costs reported by the Consolidated Group for fiscal years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000

Current year costs capitalized	$10,832,303	$9,947,269	$9,063,431
Amortization of capitalized expenses	(5,016,172)	8,650,000	12,300,000

Net expense	$(15,848,475)	$(1,297,269)	$3,236,569

      While the capitalization of current year costs is dependent upon actual expenses (commissions and other) incurred, the amortization of capitalized costs is dependent upon the net investment yields (after default costs and related investment expenses) obtained by Western Life, policy crediting rates, and the policy termination experience, which is actuarially determined. DPAC is also impacted by the assumptions for these variables expected in future years.

      During the fiscal years ended September 30, 2002 and 2001, Western Life revised its amortization assumptions on the DPAC related to its deferred annuity business (92% of the total DPAC as of September 30, 2002) to reflect the higher yields it expected to be earned on its commercial real estate loan portfolio and the expected future crediting rates on the annuity business which the investments support. The earnings rate for 2003 assumes that Western Life will generate, on a monthly basis, approximately $37.0 million in Commercial Loans with an average yield of 15.0%. The monthly average production for Western Life during the last quarter of fiscal 2002 was $38.2 million in Commercial Loans with an average yield of 16.1%. The expected future crediting rates are based primarily on Western Life’s current policy for re-pricing its existing annuity products assuming a level interest rate environment. Since the amortization of deferred acquisition costs is based on the estimated gross profits of the underlying life and annuity products using current effective crediting rates, increases in the crediting rate environment may accelerate the amortization of these costs in the future.

      During the years ended September 30, 2002 and 2001, these revised assumptions resulted in an increase of approximately $11.7 million and $4.3 million, respectively, in deferred costs with a corresponding decrease in the amortization of deferred acquisition costs. There were no significant adjustments to the gross profit estimates in 2000. The following table reflects the future assumptions about and actual earnings rates, crediting rates and lapse rates for the deferred annuity business line at September 30:

		Actual
	Future
	Assumptions	2002	2001	2000

Net investment earnings rate	10.80%	9.34%	7.33%	7.03%
Average credited interest rate	5.05%	5.67%	5.82%	5.81%
Lapse rates	15.90	13.27	19.85	30.23

Income Taxes

      The Consolidated Group’s $8.4 million tax benefit recorded during the fiscal year ended September 30, 2001, includes an $11.2 million tax benefit relating to an investment that was entered into in conjunction with Metropolitan in 1999. In total, the investment resulted in Western Life recording a $22.4 million tax benefit, of which $11.2 million was also recorded as an income tax benefit during the fiscal year ended September 30, 1999. The objectives for the investment were to produce economic gains combined with favorable tax benefits. Similar investments were presented throughout the United States to numerous individuals and companies (the “Participants”) as an investment and tax strategy. Prior to, and in conjunction with the investment, Metropolitan received two independent tax opinions relating to the investment. Additionally, Western Life and Metropolitan executed a supplement to their Federal Tax Sharing Agreement allowing Western Life to recover from Metropolitan up to $11.2 million, plus applicable interest on the $11.2 million, in federal income tax benefits derived from this investment that are not otherwise utilized by Western Life. The non-utilization of the income tax benefits could result from the expiration of the net operating loss carry forward limit of 20 years, disallowance on audit, or any enactment of law that may affect the utilization of the benefits.

      The Internal Revenue Service (IRS) has notified the Participants by general public notice that they have taken the position that the tax benefits relative to the investment would be disallowed. Western Life has received an audit notice from the IRS for the tax year in which the benefit attributable to the investment was claimed. However, a specific review of Western Life’s investment and related activity has not yet taken place. At September 30, 2002, the Consolidated Group cannot reasonably estimate a loss, if any, associated with this transaction. In the event of an unfavorable determination relative to the investment, the earnings of the Consolidated Group would be adversely affected by amounts disallowed in excess of $11.2 million, including interest if applicable. Any amounts that may be disallowed, up to $11.2 million including any applicable interest, as a result of an unfavorable determination are recoverable from Metropolitan under the terms of the supplement to the Federal Tax Sharing Agreement.

Financial Condition

      The following depicts the distribution of the Consolidated Group’s assets as a percentage of total assets as of September 30, 2002:

Assets as a Percentage of Total Assets

[PIE CHART]

Distribution of Assets as a Percentage of Total Assets
Receivables Collateralized by Real Estate	37.00
Securities Investments	32.00
Reinsurance Receivable	9.00
Other Receivables(Structured Settlements, Lotteriesand Annuities and Direct Financing Leases)	7.00
Other	7.00
Deferred Costs	5.00
Real Estate Held for Sale and Development	3.00

Receivables Collateralized by Real Estate

Current Mix of Receivable Investment Holdings

      The Consolidated Group’s investments in Receivables include Receivables collateralized primarily by first position single-family residential property and commercial properties. At September 30, 2002, all of the Consolidated Group’s Receivables were held with first priority real estate liens.

      During the fiscal years ended September 30, 2002 and 2001, the Consolidated Group expanded the origination of Commercial Loans. The expansion was due to the Consolidated Group’s current perception that this market may be inadequately served by current lenders, who it believes are inflexible in their underwriting and pricing policies and who are not able to quickly underwrite and close these loans, particularly in the temporary, bridge and development Commercial Loan markets.

      The stated yields of the mortgages collateralized by commercial property are higher than the yield on Receivables collateralized by single family residential property because the market and credit risks are lower for the mortgages collateralized by single family residential property and there are less competitors with commercial real estate financing capabilities. However, investments in Commercial Loans are less diversified because the principal amount of a Commercial Loan is generally greater than the principal amount of a residential mortgage or other Receivable.

      Management continually monitors economic and demographic conditions throughout the country in an effort to avoid a concentration of its acquired real estate Receivables in those areas experiencing economic decline, which could result in higher than anticipated default rates and subsequent investment losses.

      The following charts present information regarding type of real estate collateral, lien priority and geographical distribution of the Consolidated Group’s portfolio of outstanding real estate Receivables as of September 30, 2002.

Receivables by Collateral Type

[PIE CHART]

Distribution of Receivables by Collateral Type
Commercial	58.00
Residential	27.00
Other	15.00

      The Consolidated Group’s real estate Receivables at September 30, 2002 were collateralized by properties located throughout the United States as follows:

	Commercial	Residential
	Originated	and Other

Pacific Southwest	49.7%	25.9%
Southeast	18.0%	11.8%
Southwest	15.6%	18.1%
Midwest	10.4%	4.7%
Pacific Northwest	6.3%	33.0%
Northeast	—	6.5%

	100.0%	100.0%

LOANS ON REAL ESTATE

SEPTEMBER 30, 2002

      At September 30, 2002, the Consolidated Group held contracts and mortgage notes Receivables with face values as follows:

			Weighted
	Carrying	Delinquent	Average	Weighted
	Amount of	Principal	Coupon	Average
Description	Receivables	Amount(2)	Rate(3)	Yield(4)

Commercial(1)	$342,632,510	$25,240,264	13.1%	15.8%
Residential	158,265,860	15,072,032	9.0%	10.5%
Other	88,862,967	5,668,721	9.6%	12.0%
Unrealized discounts, net of unamortized acquisition cost, on Receivables purchased at a discount	(11,882,827)

CARRYING VALUE	$577,878,510	$45,981,017

(1)	The commercial real estate Receivables are defined as those generated through the Consolidated Group’s commercial lending source.

(2)	The principal amounts of real estate Receivables subject to delinquent principal or interest is defined as being in arrears for more than 90 days.

(3)	Less than 1% of the real estate Receivables are subject to variable interest rates.

(4)	See “RECEIVABLE INVESTMENTS—Yield and Discount Considerations” under Item 1.

      The future maturities of the aggregate amounts of Commercial Loans (face amount) at September 30, 2002 are as follows:

Commercial
Principal

Due in one year or less	$101,140,252
Due after one year through five years	177,884,387
Due after five years	63,607,871

$342,632,510

      At September 30, 2001, the Consolidated Group held contracts and mortgage notes Receivables with face values as follows:

			Weighted
	Carrying	Delinquent	Average	Weighted
	Amount of	Principal	Coupon	Average
Description	Receivables	Amount(2)	Rate(3)	Yield(4)

Commercial(1)	$123,259,529	$5,742,560	13.3%	14.3%
Residential	167,219,530	12,545,448	9.1%	10.5%
Other	115,995,207	12,113,412	9.7%	13.9%
Unrealized discounts, net of unamortized acquisition cost, on Receivables purchased at a discount	(16,216,404)

CARRYING VALUE	$390,257,862	$30,401,420

(1)	The commercial real estate Receivables are defined as those generated through the Consolidated Group’s commercial lending source.

(2)	The principal amounts of real estate Receivables subject to delinquent principal or interest is defined as being in arrears for more than 90 days.

(3)	Less than 1% of the real estate Receivables are subject to variable interest rates.

(4)	See “RECEIVABLE INVESTMENTS—Yield and Discount Considerations” under Item 1.

      The future maturities of the aggregate amounts of Commercial Loans (face amount) at September 30, 2001 are as follows:

Commercial
Principal

Due in one year or less	$35,336,935
Due after one year through five years	81,150,290
Due after five years	6,772,304

$123,259,529

Securities Investments

      The following table outlines the nature and carrying value of securities investments held by the Consolidated Group at September 30, 2002:

	Available-
	For-Sale	Held-To-
	Portfolio	Maturity	Total	Percentage

Total Amount	$458,488,402	$39,223,983	$497,712,385	100.00%

Invested in:
Fixed Income	$418,469,662	$39,223,983	$457,693,645	91.96%
Equities	36,974,929	—	36,974,929	7.43
Venture Capital/ Limited Partnership	3,043,811	—	3,043,811	0.61

	$458,488,402	$39,223,983	$497,712,385	100.00%

Fixed Income:
U.S. Government	$110,297	$—	$110,297	0.02%
Other	418,359,365	39,223,983	457,583,348	99.98

	$418,469,662	$39,223,983	$457,693,645	100.00%

Other Fixed Income by Rating:
AAA	$320,027,078	$39,223,983	$359,251,061	78.50%
AA	11,812,356	—	11,812,356	2.58
A	4,785,648	—	4,785,648	1.05
BBB	35,309,413	—	35,309,413	7.72
BB	33,846,902	—	33,846,902	7.40
B	8,144,792	—	8,144,792	1.78
Other	4,433,176	—	4,433,176	0.97

	$418,359,365	$39,223,983	$457,583,348	100.00%

	Available-
	For-Sale	Held-To-
	Portfolio	Maturity	Total	Percentage

Other Fixed Income by Market Sector:
Mortgage- and asset-backed	$398,448,318	$39,223,983	$437,672,301	95.64%
Finance	161,500	—	161,500	0.04
Industrial	17,428,147	—	17,428,147	3.81
Utilities	2,321,400	—	2,321,400	0.51

	$418,359,365	$39,223,983	$457,583,348	100.00%

Unrealized Losses on Investments

      Temporary declines in the fair market value of investments that are “available-for-sale” are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related income taxes. The Consolidated Group continually monitors its investment portfolio for other than temporary impairments of its securities. When an other than temporary decline in value below cost or amortized cost is identified, the investment is reduced to its fair market value, which becomes the new cost basis of the investment. The amount of reduction is reported as a realized loss in the statement of operations. In determining whether the losses are temporary or other than temporary, the Consolidated Group considers (1) the length of time and extent to which the fair market value has been less than cost, (2) the circumstances contributing to the decline in fair market value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability of the Consolidated Group to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed investments, the Consolidated Group also considers the credit rating and determines the amount of credit support available for the security. At September 30, 2002, the Consolidated Group’s investment portfolio had approximately $3.4 million in unrealized losses that were deemed to be temporary. To the extent that any losses currently deemed as temporary are determined to be other than temporary in the future, the unrealized losses will be reported as realized losses in future statements of operations.

      The following table stratifies the unrealized losses as of September 30, 2002 by investment category:

	Carrying Value	Unrealized Losses

Corporate bonds	$9,916,310	$(365,764)
Mortgage- and asset-backed securities	79,208,456	(2,306,998)

Total fixed income securities	89,124,766	(2,672,762)

Common stock	2,420,502	(427,147)
Preferred stock	8,902,959	(266,625)

Totals	$100,448,227	$(3,366,534)

      The following table stratifies the unrealized losses as of September 30, 2002 by market sector:

	Carrying Value	Unrealized Losses

Corporate bonds	$9,916,310	$(365,764)
Collateralized mortgage obligation	43,109,358	(548,976)
Other asset-backed	30,789,919	(1,757,131)
Home equity	5,309,179	(891)

Total fixed income securities	89,124,766	(2,672,762)

Common stock	2,420,502	(427,147)
Preferred stock	8,902,959	(266,625)

Totals	$100,448,227	$(3,366,534)

      The following table stratifies the unrealized losses as of September 30, 2002 by credit rating:

	Carrying Value	Unrealized Losses

AAA	$49,544,782	$(887,956)
AA	3,658,679	(215,905)
A	7,565,285	(507,286)
BBB	7,353,817	(310,155)
BB	24,130,531	(895,440)
B	4,130,918	(122,372)
Other	1,643,713	(272)
Common stock	2,420,502	(427,147)

Totals	$100,448,227	$(3,366,533)

      Unrealized losses relating to the investment grade assets (BBB and higher) are generally due to changes in interest rates that may include changes in spreads to benchmarks for a particular sector of the market. To the extent that unrealized losses in the Consolidated Group’s investment grade portfolio are the result of issues other than interest rate changes, the investments are evaluated for other than temporary impairment. At September 30, 2002, approximately $1.7 million in unrealized losses in the Consolidated Group’s investment grade assets and approximately $34,000 in non-investment grade assets were due to investments in airline-related asset-backed securities. In determining whether these losses were temporary or other than temporary, the Consolidated Group considered (1) recent performance of the security, (2) the credit rating of the security, (3) the amount of credit support available for the security, (4) circumstances contributing to the decline in value, (5) the length of time and extent to which the fair value has been less than cost, and (6) the intent and ability of the Consolidated Group to retain the investment for a period of time sufficient to allow for anticipated recovery.

      The following table stratifies the unrealized losses as of September 30, 2002 by trading class:

	Carrying Value	Unrealized Losses

Traded	$100,448,227	$(3,366,533)
Non-Traded	—	—

Totals	$100,448,227	$(3,366,533)

      The following table stratifies the unrealized losses as of September 30, 2002 by length of time the securities have continuously been in an unrealized loss position:

	Carrying Value	Unrealized Losses

Fixed Income Securities:
Investment Grade
0-6 months	$47,792,042	$(633,420)
7-12 months	—	—
13-18 months	20,365,693	(1,736,406)
Non-Investment Grade
0-6 months	20,967,031	(302,935)
Preferred Stock:
0-6 months	8,902,959	(266,625)
Common Stock:
0-6 months	2,420,502	(427,147)

Total	$100,448,227	$(3,366,533)

      The maturities of fixed income investments that are in an unrealized loss position at September 30, 2002 are as follows:

	Carrying Value	Unrealized Losses

Due in one year through five years	$2,120,885	$(99,292)
Due after five years through ten years	7,295,425	(266,468)
Due thereafter	500,000	(4)

Total non-mortgage- and asset-backed securities	9,916,310	(365,764)
Mortgage- and asset-backed securities	79,208,456	(2,306,998)

Total fixed income securities	$89,124,766	$(2,672,762)

      The Consolidated Group is authorized by its investment policies to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transactions are intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold “short,” the sale of securities that are not currently in the portfolio and therefore must be purchased to close out the sale agreement, as another means of hedging interest rate risk to benefit from an anticipated movement in the financial markets. At September 30, 2002 and 2001, the Consolidated Group had no open hedging positions relative to hedging its securities portfolio.

Other Receivables

      On behalf of the Consolidated Group, Metropolitan also negotiates the purchase of Receivables that are not collateralized by real estate, such as structured settlements, annuities and lottery prizes. The lottery prizes generally arise out of state operated lottery games that are typically paid in annual installments to the prizewinner. The structured settlements generally arise out of the settlement of legal disputes whereby the prevailing party is awarded a sum of money, payable over a period of time, generally through the creation of an annuity. Other annuities generally consist of investments that cannot be immediately converted to cash directly with the issuing insurance company.

      The following table outlines the nature and carrying value of other Receivables held by the Consolidated Group at September 30, 2002:

	Carrying Value	Percentage

Invested in:
Lotteries	$89,836,442	84.72%
Annuities/ Structured settlements	13,516,227	12.75
Other	2,687,699	2.53

	$106,040,368	100.00%

Real Estate Held for Sale and Development

      From time to time, Western Life may acquire development properties through a purchase from Metropolitan or other third parties. The development or improvement of properties is undertaken for the purpose of enhancing values to increase marketability and to maximize profit potential.

      The following development properties exceeded 5% of the Consolidated Group’s stockholder’s equity at September 30, 2002.

Carrying
Property Description	Value

Spokane Valley Plaza	$12,307,980
Sunset Beach	10,132,174

Spokane Valley Plaza

      This property is located near the Sullivan Road and Interstate 90 freeway interchange just east of Spokane, Washington and consists of 28.15 acres of land zoned for regional commercial use. Currently, the property has 84,000 square feet of leasable space with 83,015 square feet occupied. Additionally, there is capacity for an additional 59,509 square feet of leasable space available for development.

Sunset Beach

      This property is 19.1 acres of development property on the North Shore of Oahu, Hawaii. During fiscal 2002, the Consolidated Group finalized the necessary entitlements to develop the property into a 29-lot residential subdivision in order to begin to sell the residential lots.

Repossessions

      In the course of its real estate Receivable investment activity, the Consolidated Group acquires various parcels of real estate as a result of foreclosures and/or voluntary repossessions. It is the Consolidated Group’s general policy to attempt to resell these properties at the earliest possible time following acquisition. Improvements are made to some properties for the purpose of preservation or restoration to maximize the resale price. A committee that includes sales and management personnel reviews the marketing status of all properties at least monthly. Generally, repossessed properties are resold within one year from the date of repossession. There were no repossessed properties with net realizable values greater than 5% of stockholders’ equity at September 30, 2002.

Asset Quality

Servicing and Delinquency Experience

      Prior to April 2001, Metwest performed the servicing and collection functions related to the Consolidated Group’s Receivable portfolio in accordance with an established servicing agreement. In April 2001, as a result of Metropolitan’s decision to stop performing loan servicing operations, the Consolidated Group participated with some of its affiliates in a transaction with a wholly owned subsidiary of Ocwen Financial Corporation

(NYSE: OCN), whereby the servicing rights to Receivables and foreclosed properties held for sale were transferred to Ocwen. In October 2001, the Consolidated Group entered into a sub-servicing agreement, where Ocwen will provide servicing for the majority of the remaining Receivable portfolio in addition to its future acquisitions of new Receivables. As the Consolidated Group’s servicer, Ocwen is responsible for all servicing related functions ranging from payment processing to the liquidation of property acquired as a result of foreclosure. Moody’s Investor Service, Inc. (“Moody’s”) assigned its highest rating, SQ1, to Ocwen as a Primary Servicer of subprime loans and as a Specialty Servicer. Ocwen carries a level 2 Fitch servicer rating. According to Fitch, level 2 servicers have demonstrated high performance in all relevant categories. Ocwen’s primary business is the servicing and special servicing of nonconforming and sub-prime residential and commercial mortgage loans. Ocwen also specializes in the related development of loan servicing technology and software for the mortgage and real estate industries. As of September 30, 2002, Ocwen serviced approximately 64% of the Consolidated Group’s Receivable portfolio. Metwest serviced the remaining 36%.

      The principal amount of the Consolidated Group’s Commercial Loans (as a percentage of total outstanding Commercial Loans) that were in arrears for more than 90 days as of the following dates were as follows:

	Total	Commercial
	Commercial	Loans in	Percentage
	Loans	Arrears	in Arrears

September 30, 2002	$342,632,510	$25,240,264	7.37%
September 30, 2001	$123,259,529	$5,742,560	4.66%
September 30, 2000	$4,716,983	$—	0.00%

      In addition to the amounts included in the table above at September 30, 2002, there were approximately $23.9 million in additional delinquent loans that the Consolidated Group had serious doubts that the borrowers had the ability to comply with present loan repayment terms, and therefore may become 90 days delinquent. As of September 30, 2002, these loans accounted for 7.0% of the total outstanding commercial Receivables collateralized by real estate, but were not included in the table above because they were less than 90 days delinquent.

      When a payment becomes delinquent on a Commercial Loan, either Ocwen’s or Metropolitan’s collection unit will begin making the collection calls immediately. If the defaulted payment is not received by the next payment due date, a notice of default is sent to the borrower and the account is assigned to one of Metropolitan’s workout managers according to the property type, size of loan and complexity of transaction. The workout manager will review the file and related documentation and attempt to contact the borrower to negotiate with the borrower to cure the default. If after the expiration of the notice of default, the default is not cured, counsel begins foreclosure immediately. Concurrent with the notice of default period and the foreclosure process, the assigned workout manager will continue to contact and attempt to negotiate a full reinstatement with the borrower. During this same period, the workout manager will also develop a workout program and make recommendations to Metropolitan’s problem loan review committee for approval. As a part of formulating this workout plan, the workout manager will typically visit the collateral property, talk with local experts and make an assessment of the condition of the collateral and its marketability in the event of a potential foreclosure. The final workout plan is presented to the problem loan review committee with all relevant information regarding contact with the borrower, condition and marketability of collateral and an assessment of the likelihood of default cure or recovery of the loan balance if the default continues through foreclosure. Any actions undertaken by the workout manager with the borrower that would result in other than full reinstatement are subject to prior approval by the problem loan review committee.

      The problem loan review committee is composed of representatives from Metropolitan’s underwriting, risk management, operations, commercial lending, legal and property development departments. The committee meets weekly and reviews all newly defaulted loans, continuing defaulted loans, loans in foreclosure, loans in bankruptcy and all repossessed properties for developments and progress on approved workout plans.

      The principal amount of the Consolidated Group’s residential and other Receivables collateralized by real estate (as a percentage of total residential and other Receivables collateralized by real estate) that were in arrears for more than 90 days as of the following dates were as follows:

	Total	Residential
	Residential	and Other
	and Other	Real Estate
	Real Estate	Receivables in	Percentage
	Receivables	Arrears	in Arrears

September 30, 2002	$247,128,827	$20,740,753	8.39%
September 30, 2001	$283,214,737	$24,658,860	8.71%
September 30, 2000	$330,264,228	$19,656,652	5.95%

      The real estate Receivables acquired by the Consolidated Group are generally A-, B and C credit Receivables. Management expects higher delinquency rates than those expected on conventional loans because Receivables purchased or originated by the Consolidated Group are typically not of the same quality as mortgages that are originated for sale to agencies such as Fannie Mae. Management believes that the economic effects of these higher delinquency rates will be generally offset by the higher yields expected to be received on these Receivables than those typically received on the conventional “A” credit lending markets and the value of the underlying collateral.

      The carrying amount of the Consolidated Group’s other Receivable investments not collateralized by real estate (as a percentage of total other Receivable investments) that were in arrears for more than 90 days as of the following dates were as follows:

		Other
	Total Other	Receivables	Percentage
	Receivables	in Arrears	in Arrears

September 30, 2002	$106,040,368	$2,938,657	2.77%
September 30, 2001	$149,852,082	$2,525,875	1.69%
September 30, 2000	$154,059,023	$2,027,663	1.32%

Provision and Allowance for Losses on Receivables

      Changes in the allowance for losses on Receivables were as follows:

	2002	2001	2000

Beginning balance	$9,166,763	$6,275,101	$3,037,582
Provisions	4,536,451	4,175,344	4,792,818
Charge offs:
Commercial Loans	(1,960,777)	—	—
Residential and other real estate loans	(3,044,659)	(1,261,454)	(1,555,299)
Other receivable investments	—	(22,228)	—

Ending balance	$8,697,778	$9,166,763	$6,275,101

Charge offs as a percent of average Receivables	0.80%	0.25%	0.29%
Allowance as a percentage of total Receivables	1.25%	1.65%	1.28%

      An analysis of the allowance for losses on Receivables was as follows:

	Allocated	Allocated	Loan
	Allowance	Allowance	Category
	for	as a % of	as a % of
	Receivable	Receivable	Total
	Losses	Category	Receivables

2002
Commercial Loans	$3,005,873	0.88%	49.24%
Residential and other real estate loans	4,033,621	1.63%	35.52%
Other receivable investments	383,932	0.36%	15.24%
Unallocated	1,274,352	0.22%	0.00%

	$8,697,778	1.25%	100.00%

2001
Commercial Loans	$1,960,408	1.59%	22.16%
Residential and other real estate loans	5,247,681	1.85%	50.91%
Other receivable investments	1,088,347	0.73%	26.93%
Unallocated	870,327	0.21%	0.00%

	$9,166,763	1.65%	100.00%

2000
Commercial Loans	$115,258	2.44%	0.96%
Residential and other real estate loans	4,597,590	1.39%	67.53%
Other receivable investments	894,889	0.58%	31.51%
Unallocated	667,364	0.20%	0.00%

	$6,275,101	1.28%	100.00%

      The allowance for losses on Receivables represents management’s estimate of credit losses inherent in the portfolios as of the balance sheet dates. Management performs regular reviews in order to identify these inherent losses and to assess the overall collection probability of the portfolios. This process provides an allowance that consists of two components: allocated and unallocated. To arrive at the allocated component, the Consolidated Group combines estimates of the allowance needed for loans that are evaluated collectively and those that are evaluated individually.

      Commercial Loans are individually monitored for impairment. When a loan has been identified as impaired, the Consolidated Group determines the allowance for loss based on the estimated fair market value, less estimated liquidation expenses, of the collateral compared to the carrying value of the Receivable, including accrued interest. The estimated fair value is based on the most recent appraisal of the collateral. If the most recent appraisal is more than one year old, a new appraisal is ordered. In the interim, estimated fair value is established through a review of the most recent appraisal in addition to a review of other relevant market information. When reviewing the most recent appraisal, management considers several factors. Some of those factors include the type of property, changes in regional economic factors, the underlying appraisal assumptions, and any recent communication with local real estate brokers. If the estimated fair market value of the collateral is less than the carrying value, including accrued interest, an allowance for loss is recorded. The increase in the allowance for losses on Commercial Loans in fiscal 2002 was due to an increase in the Consolidated Group’s commercial lending activities. Fluctuations in the provision for losses and/or percentage of allowance to outstanding principal result from using the specific impairment methodology.

      The Consolidated Group establishes an allowance for losses on residential and other real estate Receivables, including accrued interest, inherent in the portfolio at the balance sheet date based primarily on current delinquencies and historical foreclosure and loss experience. The residential and other Receivable portfolio is comprised of a large group of smaller-balance homogeneous loans that are collectively evaluated for impairment. During the fiscal year ended September 30, 2000, the Consolidated Group revised its expected foreclosure and loss severity assumptions for the sub-prime loans that were previously acquired by the Consolidated Group. Originally, the assumptions used for the sub-prime loans were based on the historical performance of the Consolidated Group’s Receivable portfolio, which were primarily seller-financed Receivables. The Consolidated Group used the seller-financed based assumptions because they anticipated that the sub-prime loans that were being acquired would perform the same as the seller-financed loans. When the Consolidated Group determined that the expected performance of the sub-prime loans differed from its initial assumptions, and such actual performance is not generally known until 12-24 months after origination, it revised the expected future loss rate accordingly. The Consolidated Group discontinued its acquisitions of sub-prime loans in January 2001.

      The reduction in the ending reserve balance on residential and other real estate loans during the fiscal year ended September 30, 2002 was primarily due to the overall seasoning of the loan portfolio. As the Consolidated Group has recently focused on Commercial Loan originations, the remaining real estate Receivable portfolio has been decreasing in size due to payoffs and maturities. The remaining portfolio, which is comprised of production from previous years, contains different loss potential characteristics depending upon the year the loans were produced (production pool years). Not all production pool years will experience the same rate of loss over their respective remaining lives. Pools that have seasoned beyond the four-year mark generally experience lower future losses than pools that are less seasoned.

      During the fiscal year ended September 30, 2000, the Consolidated Group established an allowance for loss on its investments in annuity and structured settlements as the industry began to focus on state and federal collection laws and their applicability to annuity and structured settlement payments.

      The reduction in ending allocated allowance balances for other Receivable investments during the fiscal year ended September 30, 2002 was due to a positive change in the federal tax law effecting structured settlement transfers and the consequential cooperation by certain annuity issuers with respect to the payment of defaulted, and in some cases current, structured settlements.

      In estimating the amount of credit losses inherent in the Receivable portfolios, management utilizes various judgments and assumptions. For Receivables that are collateral-dependent, the estimated fair market value of the collateral may deviate significantly from the proceeds received when the collateral is sold. To mitigate the imprecision inherent in most estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated component reflects management’s judgmental assessment of the impact that various quantitative factors have on the overall measurement of credit losses.

Allowance for Losses on Real Estate Held for Sale

      The following table summarizes changes in the Consolidated Group’s allowance for losses on real estate held for sale:

	2002	2001	2000

Beginning Balance	$2,448,670	$1,442,424	$1,383,575
Provisions	1,013,820	1,676,031	408,568
Charge-Offs	(1,999,524)	(669,785)	(349,719)

Ending Balance	$1,462,966	$2,448,670	$1,442,424

      Real estate held for sale is periodically evaluated for impairment. Loss provisions for real estate held for sale are calculated as the difference between the estimated net realizable value and the carrying value at the measurement date. Any loss on liquidation or subsequent reduction in the carrying value is charged to operations through provision for losses.

Market Risk Management

      Market risk is defined as the sensitivity of income and capital to changes in interest rates, equity prices and other market variables. Market risk is managed within an overall asset/ liability management framework. The Consolidated Group’s Asset/ Liability Committee is responsible for reviewing and administering its asset/ liability management positions.

      Interest rates. Management continually monitors the interest sensitive income and expense of the Consolidated Group. Interest sensitive expense is predominantly related to annuity benefits, and the interest costs of collateralized borrowings, while interest sensitive income includes interest, earned discounts and other income from the Receivable and investment portfolio. Substantially all of the Consolidated Group’s interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading, which includes loans, securities, annuity deposits and long-term debt. Increases or decreases in interest rates can cause changes in net income and fluctuations in the fair market value of interest sensitive assets and liabilities.

      Equity prices. The Consolidated Group’s investments in equity securities expose it to changes in equity prices. The Consolidated Group manages this risk on an integrated basis with other risks through its asset/ liability management strategies. The Consolidated Group also manages equity price risk through industry and issuer diversification and asset allocation techniques.

      Fair value analysis. As with the impact on operations from changes in interest rates, the Consolidated Group’s fair market value of financial assets and liabilities is subject to fluctuations in interest rates. The Consolidated Group monitors the sensitivity of net interest income and fair market value to changes in interest rates.

      The following table presents, as of September 30, 2002, the Consolidated Group’s estimated effects of hypothetical increases and decreases in interest rates on assets and liabilities that are subject to interest rate risk. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates do not reflect what could be deemed best or worst case scenarios. Variations in market interest rates could produce significant changes in the timing of repayments due to prepayment options available. For these reasons, actual results will most likely differ from those reflected in the table that follows.

			Fair Market Value With Interest Rate Change
	Carrying	Fair Market
	Amounts	Value	Decrease 1%	Decrease 2%	Increase 1%	Increase 2%

	(Dollars in Thousands)
Financial Assets:
Cash and cash equivalents	$44,036	$44,036	$44,036	$44,036	$44,036	$44,036
Investments:
Available-for-sale	458,488	458,488	469,936	474,834	441,744	431,766
Held-to-maturity	39,224	40,333	39,977	41,506	36,882	35,949
Real estate contracts and mortgage notes	577,879	596,074	597,278	598,495	594,879	593,695
Indebtedness of related party	18,922	20,230	20,804	21,416	19,693	19,190
Other receivable investments	106,040	121,251	125,919	130,863	116,838	112,666
Reinsurance receivable	148,392	150,309	153,835	157,493	146,908	143,628
Policy loans	20,239	21,000	21,516	22,054	20,506	20,031

	$1,413,220	$1,451,721	$1,474,830	$1,489,168	$1,421,486	$1,400,961

Financial Liabilities:
Annuity reserves	$1,225,660	$1,217,827	$1,270,614	$1,300,830	$1,213,402	$1,186,311
Debt payable	103,847	109,092	113,024	117,220	105,402	101,936

	$1,329,507	$1,326,919	$1,383,638	$1,418,050	$1,318,804	$1,288,247

      Gap analysis. A conventional view of interest rate sensitivity for financial institutions is the gap report, which indicates the difference between assets maturing or re-pricing within a period and total liabilities maturing or re-pricing within the same period. In assigning assets to maturity and re-pricing categories, the Consolidated Group takes into consideration expected prepayment speeds and contractual maturities. The balances reflect expected amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction over and above normal amortization. The Consolidated Group has used prepayment assumptions based on market estimates and past experience with its current portfolio. In assigning liabilities to maturity and re-pricing categories, the Consolidated Group takes into consideration expected annuity policy lapse rates based on past experience. Non-rate sensitive items such as the allowance for loan losses and deferred loan fees/costs are not included in the table.

      The gap information is limited by the fact that it is a point-in-time analysis. The data reflects conditions and assumptions as of September 30, 2002. These conditions and assumptions may not be appropriate at another point in time. Consequently, the interpretation of the gap information is subjective.

	September 30, 2002

	Projected Repricing

	0-3 Months	4-12 Months	1-5 Years	Thereafter	Total

	(Dollars in millions)
Interest-Sensitive Assets
Cash	$43.0	$—	$—	$—	$43.0
Real estate contracts and mortgage notes receivable	41.1	137.1	306.7	93.0	577.9
Securities investments	24.2	60.5	206.5	180.0	471.2
Other	7.7	22.1	107.7	59.7	197.2

Total interest-sensitive assets	116.0	219.7	620.9	332.7	1,289.3

Interest-Sensitive Liabilities
Life and annuity reserves	28.5	90.9	549.5	408.4	1,077.3
Debt payable	10.1	10.4	43.7	40.0	104.2

Total interest-sensitive liabilities	38.6	101.3	593.2	448.4	1,181.5

Repricing gap	$77.4	$118.4	$27.7	$(115.7)	$107.8

Cumulative gap	$77.4	$195.8	$223.5	$107.8	$107.8

Cumulative gap as a percentage of total interest sensitive assets	6.00%	15.19%	17.33%	8.36%	8.36%
Total interest sensitive assets					$1,289.3

      In the next 12 months, the Consolidated Group’s Gap Analysis indicates a positive gap, meaning that its interest-sensitive assets are expected to reprice before its interest sensitive liabilities. In a rising interest rate environment, the net interest income will tend to increase which will have a positive impact on results of operations. Conversely, in a falling interest rate environment, the net interest income will tend to decrease which will have a negative impact on results of operations.

      In the 1-5 years time period, the Consolidated Group’s Gap Analysis indicates a positive gap. However, all items in the Gap Analysis may not be equally sensitive to market rate changes. Specifically, the Consolidated Group’s real estate contracts and mortgage notes receivable are not expected to be as sensitive to market rate changes as the other items on the Gap Analysis. For this reason, the Consolidated Group expects the impact on results of operations to be more in line with that of a negative gap position.

      A negative gap means that the net interest income will tend to decrease which will have a negative impact on results of operations in a rising interest rate environment. Conversely, in a falling interest rate environment, the net interest income will tend to increase which will have a positive impact on results of operations.

      The Consolidated Group’s asset base is comprised partially of Commercial Loans. Commercial Loans make up approximately 24% of the interest-sensitive assets as of September 30, 2002. These assets tend to be short-term in nature (weighted average maturity is approximately 26 months). The Consolidated Group intends to continue to expand its investments in Commercial Loans. This, along with the management of the interest sensitive liability portfolio, should enable the Consolidated Group to effectively monitor and control its interest-rate sensitivity over time.

Liquidity and Capital Resources

      The objective of liquidity management is to provide funds at an acceptable cost to service liabilities as they become due and to meet demands for additional Commercial Loans and Receivable purchases. Managing liquidity also enables the Consolidated Group to take advantage of opportunities for business expansion. The Consolidated Group finances its business operations and growth with the proceeds from the sale of annuity and life insurance products, the sale of equity securities to affiliates, a secured line of credit agreement, reverse repurchase agreements, Receivable cash flows, the sale of real estate and securities portfolio earnings.

      In January 2001, the Consolidated Group changed the focus of its investment strategy away from acquiring residential real estate loans for securitization purposes as it does not intend to participate in any real estate-backed securitizations in the near future, and began focusing its investment activity on acquiring and holding both residential real estate loans and Commercial Loans. Historically, proceeds from securitizations were primarily reinvested in additional securitizable products. Because securitization proceeds were not primarily used to acquire and hold residential or Commercial Loans, the Consolidated Group does not anticipate that the change in investment strategy away from securitizations will have a negative effect on its ability to acquire and hold residential and Commercial Loans.

      The annuity and life insurance business is highly competitive. The Consolidated Group competes with other financial institutions, including ones with greater resources and greater name recognition than the Consolidated Group. Premium rates, annuity yields and commissions to agents are particularly sensitive to competitive forces. The Consolidated Group believes the primary competitive factors among life insurance companies for investment-oriented insurance products, like annuities, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels, service rendered to the customer before and after a policy or contract is issued, and service provided to agents. Other factors affecting the annuity business include the benefits, including before tax and after tax investment returns, and guarantees provided to the customer and the commissions paid to the agent. If the Consolidated Group is unable to effectively price its annuities, offer competitive commissions and effectively compete in general for the sale of its annuity products, its liquidity could be adversely affected.

      The Consolidated Group anticipates that the recent changes in Western Life’s A.M. Best assigned rating may result in a slight increase in its cost of funds in addition to a slight increase in surrender rates as current policies enter their surrender periods. Before the initial change in rating, the Consolidated Group changed the focus of its investment strategy away from acquiring residential real estate loans for securitization purposes and refocused its investment activity on acquiring and holding both residential and commercial real estate loans. The change in focus has resulted in higher yields on the Consolidated Group’s investments. Therefore, the Consolidated Group expects the slight increase in its cost of funds will be more than offset by the higher yields expected through its new investment strategy.

      To support this change in investment strategy and in response to its rating change, Metropolitan increased its capital contributions to Western Life during the fiscal year ended September 30, 2002 through a $27.6 million purchase of common and preferred stock. Additionally, to further increase the capital of Western Life, Western Holding has registered for sale up to $50.0 million of Series A preferred stock at September 30, 2002. However, Western Holding must sell at least 400,000 shares of the preferred stock to at least 800 qualifying investors before the offering can be completed. The Consolidated Group does not anticipate any further change to its A.M. Best rating in the coming year.

      The state of Washington’s Risk-Based Capital Model law requires an insurance company to maintain specified amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. Compliance with the Risk-Based Capital Model Law requirements is tested annually as of a calendar year-end. At the last annual review at its statutory reporting period ended December 31, 2001, Western Life’s capital and surplus levels exceeded the calculated specified requirements. Recently, Western Life has maintained adequate levels of capital through the sale of common stock and preferred stock to Metropolitan. To the extent that Metropolitan does not maintain adequate levels of liquidity permitting it to make further capital investments in Western Life, or to the extent that Western Holding cannot complete its Series A preferred stock offering, Western’s ability to generate capital could be adversely affected, which in turn could negatively affect its ability to increase its investments in higher risk-adjusted assets such as Commercial Loans, real estate and equity investments.

      Western Life has a secured line of credit agreement with the Federal Home Loan Bank of Seattle (“FHLB”). When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At September 30, 2002, Western Life had a stock investment in the FHLB of approximately $5.1 million. The collateral used to secure the borrowing is predefined by the FHLB and generally consists of high quality collateralized mortgage obligations. Each type of collateral has a minimum requirement that ranges from 100% to 125% of borrowings. At September 30, 2002, Western Life had $288.3 million in eligible collateral with a market value of $296.9 million resulting in a borrowing potential of $210.1 million, subject to the purchase of additional stock. Approximately $141.4 million in securities having a market value of $145.6 million were pledged to collateralize the outstanding borrowings to FHLB at September 30, 2002. At September 30, 2002, Western Life had approximately $103.0 million in outstanding borrowings leaving an unused borrowing potential of approximately $107.1 million, subject to the purchase of additional stock. In order to increase the unused borrowing potential to match the amount of collateral pledged, Western Life would be required to purchase approximately $2.8 million in additional FHLB stock.

      Historically, Western Life has issued preferred stock and surplus notes only to its affiliates. Proceeds of preferred stock issuances less repayment of surplus notes were $10.4 million, $5.0 million and $9.5 during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. The liquidation preference of outstanding preferred stock at September 30, 2002 was $50.0 million. The affiliates that hold the preferred stock are entitled to receive dividends when and as declared by Western Life’s Board of Directors, out of the net earnings available for dividends. The base dividend rate (prime plus 1%) is determined annually by Western Life’s Board of Directors and dividends payable on the preferred stock have priority to the payment of common stock dividends. The preferred stock may be redeemed in whole or in part at Western Life’s option at a redemption price of not less than par value. Western Life paid $2.7 million, $3.9 million and $3.0 million in preferred stock dividends during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. The average monthly dividend rate during the fiscal year ended September 30, 2002 was 6.94%.

      Metropolitan owned all of Western Life’s outstanding preferred stock at September 30, 2002. At September 30, 2001, Metropolitan owned 88.6% of Western Life’s preferred stock and Consumers Insurance Company (“Consumers”) owned the remaining 11.4%. The outstanding preferred stock of Western Life is presented as a minority interest on the Consolidated Group’s balance sheet. In addition, both Metropolitan and Consumers previously held Western Life’s surplus notes before they were converted to preferred stock. The following table reflects the payments made to Metropolitan and Consumers for their investments in Western Life’s preferred stock and surplus notes during fiscal years ended September 30, 2002, 2001 and 2000.

Western Life paid no dividends on its common stock during the three fiscal years ended September 30, 2002, 2001 and 2000:

	Investment	2002	2001	2000

Metropolitan	Common Stock	$—	$—	$—
	Preferred Stock	2,435,062	3,502,750	2,766,031
	Surplus Notes	—	—	167,343

	Total	$2,435,062	$3,502,750	$2,933,374

Consumers	Common Stock	$—	$—	$—
	Preferred Stock	312,188	437,500	249,375
	Surplus Notes	—	—	100,594

	Total	$312,188	$437,500	$349,969

      Western Life’s payments to Metropolitan accounted for approximately 0.2%, 0.5% and 0.5% of Metropolitan’s total liquidity sources during the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

      Western Life has entered into a reinsurance agreement with Old Standard, which became effective July 1, 1998. Under this agreement, Western Life can reinsure with Old Standard 75% of the risk on various annuity products. The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion by providing a 30-day advance written notice.

      Another source of liquidity is derived from payments received on Receivables and the sale of real estate. A decrease in the prepayment rate on Receivables or in the ability to sell real estate would reduce future cash flows from Receivables.

      Additionally, to increase liquidity, the Consolidated Group may occasionally sell securities to a broker-dealer under the provision that the Consolidated Group will buy them back by a predetermined date for a specific price, often called a reverse repurchase agreement. At September 30, 2002, the Consolidated Group did not have any reverse repurchase agreements outstanding.

      Western Life’s ability to sell available-for-sale investments for liquidity purposes is partially affected by the laws of the state of Washington that limit its investments in real estate related assets to 65% of its statutory assets. Western Life is restricted from selling non-real estate related assets if, after the sale, its real estate assets would exceed 65% of its statutory assets. However, occasionally Western Life may acquire real estate related Receivables that qualify as mortgage-related securities under the Secondary Mortgage Market Enhancement Act, or SMMEA. SMMEA generally provides that qualifying loans may be acquired to the same extent that obligations that are issued by or guaranteed as to principal and interest by the United States Government, its agencies and the instrumentalities can be acquired. As a result, Western Life can acquire qualifying real estate loans in amounts in excess of the 65% limitation. At September 30, 2002, Western Life had 46% of its statutory admitted assets invested in real estate related assets that did not qualify as SMMEA investments.

      For statutory purposes, Western Life performs cash flow testing using seven different rate scenarios. An annual opinion regarding the adequacy of the cash flow testing is filed with the insurance departments in the states where Western Life is licensed as an insurance company. At the end of calendar year 2001, the results of this cash flow testing process were satisfactory.

      The following table summarizes, as of September 30, 2002, the Consolidated Group’s anticipated annual cash principal and interest obligations on secured credit lines and the anticipated annual cash dividend requirements on the Consolidated Group’s outstanding preferred stock for the indicated periods:

	Secured	Preferred
	Credit	Stock
Fiscal Year Ending September 30,	Lines	Dividends(1)	Total

2003	$24,794	$2,875	$27,669
2004	23,969	2,875	26,844
2005	12,322	2,875	15,197
2006	12,924	2,875	15,799
2007	6,414	2,875	9,289

	$80,423	$14,375	$94,798

(1)	Based on September 30, 2002 dividend rate of 5.75% on Western Life’s outstanding preferred stock and does not include dividend payments on Western Holding’s preferred stock it is currently offering.

      Additionally, a portion of the Consolidated Group’s annuities may re-price annually, which could cause termination of annuities subject to a surrender charge. In the event of termination, the Consolidated Group’s expected cash outlays will increase.

      The Consolidated Group had approximately $88.4 million and $17.0 million of outstanding commitments to extend credit to commercial borrowers at September 30, 2002 and 2001, respectively.

      During 2002, $1,070.7 million in funds provided by the Consolidated Group’s various liquidity sources were used to (1) invest $933.2 million primarily in Receivables and investments and (2) fund $147.8 million in debt maturities, annuity product surrenders and the payment of dividends.

      During 2001, $636.7 million in funds provided by the Consolidated Group’s various liquidity sources were used to (1) invest $459.4 million primarily in Receivables and investments and (2) fund $124.4 million in debt maturities, annuity product surrenders and the payment of dividends.

      During 2000, $781.2 million in funds provided by the Consolidated Group’s various liquidity sources were used to (1) invest $574.9 million primarily in Receivables and investments and (2) fund $214.7 million in debt maturities, annuity product surrenders and the payment of dividends.

New Accounting Rules

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 and 2000, SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of SFAS 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133,” were issued. SFAS No. 137 amended SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133, as amended, did not have a material effect on the Consolidated Group’s financial statements. As part of implementing SFAS No. 133 on October 1, 2000, the Consolidated Group reclassified approximately $58.5 million of investments from held-to-maturity to available-for-sale. The unrealized gain on the date of transfer was $0.4 million.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes some of the SEC’s views on applying generally accepted accounting principles to revenue recognition in financial statements. The implementation of SAB No. 101 on July 1, 2001 did not have a material impact on the Consolidated Group’s financial statements.

      In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement No. 125.” This statement essentially further restricts the rules as to when a transfer of financial assets should be accounted for as a sale rather than a financing. The implementation of SFAS No. 140 on April 1, 2001 did not have a material impact on the Consolidated Group’s financial statements.

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” The statement discontinues the use of the pooling of interests method of accounting for business combinations and was effective for all business combinations after June 30, 2001. The implementation of this statement did not have a material impact on the Consolidated Group’s financial statements.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. This statement is effective for fiscal years beginning after December 15, 2001. The implementation of this statement on October 1, 2002 did not have a material impact on the Consolidated Group’s financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This statement addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. Implementation of this new standard on October 1,2002 did not have a material impact on the Consolidated Group’s financial statements.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are effective for financial statements issued on or after May 15, 2002. Implementation of this statement did not have a material impact on the Consolidated Group’s financial statements.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Consolidated Group has completed an evaluation of the effects of this statement and does not believe it will have a material impact on the Consolidated Group’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      For qualitative information about market risk of Western Holding, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— Market Risk Management” under Item 7.

Item 8.	Financial Statements and Supplementary Data

      The consolidated financial statements and related financial information required to be filed are attached to this Report. Reference is made to page F-1 of this Annual Report for an index to the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On June 12, 2001, Western Life dismissed PricewaterhouseCoopers LLP as its independent accountants (the “Former Accountants”). Western Life engaged Ernst & Young LLP (“EY”) as its new principal independent accountants effective June 12, 2001.

      The Former Accountants did not report on Western Life’s financial statements for the fiscal years ended September 30, 2001 and 2000 or on its statutory financial statements for the annual statutory reporting periods ended December 31, 2001 and 2000. The decision to engage EY as the principal independent accountant for Western Life was approved by the Board of Directors of Western Life.

      In connection with its audits for the annual statutory reporting periods ended December 31, 2000 and 1999, and through the period ended June 12, 2001, there have been no disagreements with the Former Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused them to make reference thereto in connection with their report on the statutory financial statements for such years. During the statutory reporting periods ended December 31, 2000 and 1999, and through the period ended June 12, 2001, there were no “reportable events” as defined by Item 304(a)(1)(v) of Regulation S-K.

      Western Life has requested that the Former Accountants furnish it with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated December 30, 2002, is filed as Exhibit 16.1 to this Form 10-K.

      Neither the Consolidated Group nor anyone on its behalf consulted EY during the Consolidated Group’s two fiscal years, or any subsequent interim period, that immediately preceded the engagement of EY.

PART III

Item 10.	Directors and Executive Officers of the Registrant

MANAGEMENT

Directors, Executive Officers and Key Employees

      Western Holding’s directors, executive officers and key employees and their respective ages as of September 30, 2002 are as follows:

Name	Age	Position

C. Paul Sandifur, Jr.	60	President and Director
John Van Engelen	49	Senior Vice President and Director
Reuel Swanson	63	Secretary and Director
Joseph Christensen	35	Treasurer
Gary D. Brajcich	51	Director
Robert Stephen Corker	61	Director
Irv Marcus	77	Director
Bradley M. Marten	49	Director
Samuel H. Smith	62	Director
William D. Snider	60	Director
John Trimble	72	Director

      All directors currently hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. All executive officers are elected annually by the board of directors and serve at the discretion of the board of directors and until their successors are elected and qualified. There are no family relationships between any of the Consolidated Group’s directors or executive officers.

      C. Paul Sandifur, Jr., President and Director. Mr. Sandifur has been Vice President and Director of Western Life since 1980. Mr. Sandifur is also the President, Chief Executive Officer and Chairman of the Board of Metropolitan Mortgage & Securities Co., Inc., Western Holding’s parent entity. Mr. Sandifur is also a director and officer of most of Metropolitan’s other subsidiary companies. Mr. Sandifur spends, on average, approximately 30% of his time working on Western Life’s business and approximately 70% of his time working on the business of Metropolitan and other affiliates. Metropolitan invests in Receivables and other investments, including real estate development, which are principally funded by proceeds from Receivable investments, other investments and securities offerings. Mr. Sandifur was a real estate salesman with Diversified Properties in Kennewick, Washington during 1977 and 1978, and then with Century 21 Real Estate in Kennewick. In June 1979, he became an associate broker with Red Carpet Realty in Kennewick before rejoining Metropolitan in 1980. Mr. Sandifur was born in Spokane, Washington, and received his baccalaureate degree in Psychology from Whitman College in Walla Walla, Washington. He pursued graduate studies at the University of California, Berkeley, San Jose State University and San Francisco State University.

      John Van Engelen, Senior Vice President and Director. Mr. Van Engelen joined Western Life in 1984 as its underwriting manager, and was appointed Vice President—Underwriting shortly after that. From 1987 to 1994, he was Vice President of sales. During 1994 he was appointed president of Western Life. Before joining Western Life, Mr. Van Engelen worked in the insurance industry and in corporate and public accounting. He holds the following certifications: CPA, CFP, CLU, CHFC and FLMI. He is a member of the American Institute of Certified Public Accountants, Society of Financial Service Professionals, National Association of Insurance and Financial Advisors and a board member of the New Mexico Life and Health Guaranty Fund. Mr. Van Engelen holds a BBA in Accounting from Boise State University.

      Reuel Swanson, Secretary and Director. Mr. Swanson has been the Secretary and a Director of Western Life since 1972. Mr. Swanson is also a Director and Secretary of various affiliated companies of Western Life. Mr. Swanson received his Master of Accounts degree in 1962 from Kinman Business University and his Masters in Business Administration from City University located in Seattle in 1984.

      Joseph Christensen, Treasurer. Mr. Christensen joined Metropolitan in October 2000 as Chief Investment Officer and in April of 2001, he was elected Treasurer of Western Life. From 1997 through 2000 he was with SAFECO Asset Management Company in Seattle, Washington, as Portfolio Manager, administering their intermediate portfolio of structured securities, comprising approximately $4 billion of a $16 billion taxable fixed income portfolio. He was also co-manager of the SAFECO GNMA Mutual Fund. Before that, he worked at Wells Fargo Bank, N.A., where he was Vice President of Treasury/Global Funding, investing for the bank’s $13 billion fixed income portfolio. Mr. Christensen holds a Master of Business Administration from the William E. Simon Graduate School of Business Administration in Rochester, New York and a Bachelor of Science in Business Administration from California State University in Chico, California.

      Gary D. Brajcich, Director. Mr. Brajcich was elected as a Director in connection with the formation of Western Holding in May 2002. Mr. Brajcich is an attorney admitted to practice law in the State of Washington. He is a member of Workland, Witherspoon, PLLC, where he has been practicing since 1992. Mr. Brajcich has also served as a director of the Consolidated Group’s parent company, Metropolitan since 2000.

      Robert Stephen Corker, Director. Mr. Corker was elected as a Director in connection with the formation of Western Holding in May 2002. Mr. Corker has also served as a director of Western Life since October of 2001. Mr. Corker is currently an Adjunct Assistant Professor at Gonzaga University’s School of Business and an instructor at Fairchild AFB’s Park College. He serves as Vice President of Futurepast, Inc., an Arlington, Virginia adjunct based management consulting firm. Washington State Governors Mike Lowry and Gary Locke appointed Mr. Corker to the Washington State Council for the Prevention of Child Abuse and Oregon’s Governor Mark O. Hatfield appointed Mr. Corker to the Oregon Governor’s Youth Committee. He was a Washington Humanities’ Commission Grantee for his project, “The Columbia River Watch.” Mr. Corker has served as Vice President for the Inland Northwest Chapter of the American Red Cross and for Century 2 of Spokane. He also served at President-Elect, Vice President of the American Heart Association

of Eastern Washington. Mr. Corker has been a director and volunteer for SCAN, Daybreak, Project Joy, American Cancer Society, Cheney Cowles Art Museum, and Riverfront Festival of the Arts. In 1977, Mr. Corker began Coons, Corker & Associates, Inc., a Spokane advertising, public relations and marketing firm, where he was president until 1998. Prior to this, he was Vice President of the People to People Student Ambassador Program, President of a New York based marketing firm, President of an Oakland, California travel agency and a Vice President of Security National Bank in Oakland. Mr. Corker graduated from Stanford University, where he served as Freshman Class President and President of the Stanford Chapter of Pi Sigma Alpha, the National Political Science Honor Society.

      Irv Marcus, Director. Mr. Marcus has been a Director of Western Life since 1995. Mr. Marcus had been an officer of Metropolitan from 1974 until his retirement in 1995. At retirement, he was Senior Vice President, a title that he had held since 1990, and during which time he supervised Metropolitan’s Receivable investing operations. He had previously been a loan officer with Metropolitan and has over 25 years’ experience in the consumer finance business. He continues as a Director following his retirement with both Metropolitan and Western Life.

      Bradley M. Marten, Director. Mr. Marten was elected as a Director in connection with the formation of Western Holding in May 2002. Mr. Marten has also served as a director of Western Life since October of 2001. Mr. Marten is a principal in the law firm of Marten Brown, Inc. where his practice is primarily focused in the environmental and land use area and where he has practiced since 1996. Prior to forming Marten Brown, he was a partner in the law firm of Morrison & Foerster from 1992 until 1996 where he was co-founder of their Seattle office and a member of the firm’s wide Land Use and Environmental Law Group. From 1983 until 1992, Mr. Marten was a partner with Preston, Gates & Ellis where he served as the firm’s Chair for their Environmental and Land Use Group. Mr. Marten also served as a law clerk to the Honorable Donald S. Voorhees, United States District Court, for the Western District of Washington from 1981 until 1983. Mr. Marten received his Bachelor of Arts from Cornell University in 1975, his Master of Arts from Yale University in 1977, and his Juris Doctorate from Harvard Law School in 1981. Mr. Marten is extensively involved in various civic and bar activities, and has multiple publications in the environmental and land use area.

      Samuel H. Smith, Ph.D., Director. Dr. Smith was elected as a Director in connection with the formation of Western Holding in May 2002. Dr. Smith served as President of Washington State University from 1985-2000 and is currently President Emeritus. Dr. Smith was Dean of the College of Agriculture at Penn State University before his association with Washington State University. Dr. Smith has also served as a director of the Consolidated Group’s parent company, Metropolitan since 2000.

      William D. Snider, Director. Mr. Snider was elected as a Director in connection with the formation of Western Holding in May 2002. Mr. Snider was elected as Director for Metropolitan in June 2001. He served as Metropolitan’s Chief Financial Officer from May 1999 until August 2001. Mr. Snider was the Chairman of Snider Financial Partners, a financial consulting firm, from June of 1997 through December of 1998. From March 1992 until June of 1997, he was the Executive Vice President and Chief Financial Officer of Finance and Operations of CoBank in Denver, Colorado. Before that, Mr. Snider was Senior Vice President and Treasury Group Head for Continental Bank Corporation in Chicago, Illinois. Currently, Mr. Snider is President of Snider Financial Partners. Mr. Snider received his Bachelor of Science and his Masters of Business Administration from the University of Illinois.

      John Trimble, Director. Mr. Trimble was elected as a Director in connection with the formation of Western Holding in May 2002. Mr. Trimble was employed by Metropolitan from 1980 until his retirement in 1995. His principal area of responsibility was Receivables underwriting. At retirement he was Vice President. He has served as a director of Metropolitan since 1996.

Committees of the Board

      Audit Committee. The current members of the Consolidated Group’s audit committee are Messrs. Irv Marcus, Chairman, Gary D. Brajcich, Robert Stephen Corker, Bradley M. Marten and John Trimble. The audit committee makes recommendations concerning the engagement of the Consolidated Group’s independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, reviews the Consolidated Group’s corporate compliance procedures and reviews the adequacy of the Consolidated Group’s internal accounting controls.

Item 11. Executive Compensation

      The following table sets forth the aggregate compensation awarded to, earned by, or paid to (1) Western Holding’s Chief Executive Officer, and (2) Western Holding’s other four most highly compensated executive officers during 2002 whose total annual compensation exceeded $100,000 in 2002 (the “Named Executive Officers”), all during the fiscal years specified. No executive officer is a party to, or a participant in, any pension plan, contract or other arrangement providing for cash or non-cash forms of remuneration except Metropolitan’s 401(k) qualified retirement plan adopted as of January 1, 1992, which is available generally to all employees of Metropolitan, except as described below. The 401(k) Plan provides for maximum annual company matching contributions equal to 3% of each participant’s salary. As of September 30, 2002, Western Holding had no stock option plans in effect.

SUMMARY COMPENSATION TABLE

			Bonus/	Other
Name and Principal Position with Western Life	Year	Salary	Commissions	Compensation

John Van Engelen	2002	$172,000	—	—
President	2001	$165,323	—	—
	2000	$164,521	—	—

C. Paul Sandifur, Jr.	2002	$500,016	250	—
Vice President	2001	$500,016	—	—
	2000	$500,088	$4,500	—

William Zehner	2002	$142,125	—	—
Vice President	2001	$136,607	$200	—
	2000	$131,502	—	—

Dale Whitney	2002	$86,400	$85,765	—
Vice President	2001	$128,739	$91,963	—
	2000	$189,218	—	—

Scott Cordell	2002	$85,032	$49,676	—
Vice President	2001	$81,761	$47,867	—
	2000	$115,730	—	—

      The executive officer aggregate compensation is paid by Metropolitan during the fiscal years specified in the above table. Metropolitan charges the Consolidated Group for executive officer management services in accordance with a General Support Services and Rental Agreement. The foregoing compensation table does not include certain fringe benefits made available on a nondiscriminatory basis to all Metropolitan employees like group health insurance, dental insurance, long-term disability insurance, vacation and sick-leave. In addition, Metropolitan makes available certain non-monetary benefits to certain of its executive officers, with the aggregate value of these benefits in the case of each executive officer listed in the above table being less than the lesser of (1) ten percent of the cash compensation paid to each such executive officer, or (2) $50,000, and is not included in the above table.

Compensation of Directors

      All of the Consolidated Group’s directors, including employee directors, are paid $500 per meeting attended. There was five meeting of Western Life’s board of directors in person during fiscal 2002. Western

Life’s board also took action 14 times by written consent instead of a meeting during fiscal 2002. In addition, non-employee directors are reimbursed for travel expenses.

Option Grants

      There are currently no outstanding options to acquire the Consolidated Group’s common stock and no options have been granted to any of the Consolidated Group’s directors or executive officers during the last three fiscal years.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as to each class of equity securities of Western Holding beneficially owned by (1) each director of Western Holding, (2) Western Holding’s Chief Executive Officer and the Named Executive Officers, (3) all directors and executive officers of Western Holding as a group, and (4) all persons known to Western Holding to be the beneficial owner of 5% or more of the outstanding shares of voting securities of Western Holding as of December 16, 2002. As of December 16, 2002, Western Holding had 100 shares of its common stock issued and outstanding.

	Shares of	Percentage
	Common	Beneficially
Name	Stock(2)	Owned

C. Paul Sandifur, Jr.(1)	100	100%

John Van Engelen	—	—

Reuel Swanson	—	—

Joseph Christensen	—	—

Gary D. Brajcich	—	—

Robert Stephen Corker	—	—

Irv Marcus	—	—

Bradley M. Marten	—	—

Samuel H. Smith	—	—

William D. Snider	—	—

John Trimble	—	—

Metropolitan Mortgage & Securities Co., Inc.(1)	100	100%

Directors and Executive Officers as a group(1)(11 persons)	100	100%

(1)	The shares beneficially owned by Mr. Sandifur are owned through his ownership of Metropolitan Mortgage & Securities Co., Inc. Metropolitan Mortgage directly owns 100%, or 100 shares, of Western Holding’s common stock.

(2)	None of Western Holding’s directors or executive officers owns any class of Western Holding’s equity securities other than Western Holding common stock.

Item 13. Certain Relationships and Related Transactions

      During the fiscal year ended September 30, 2002, the Consolidated Group had the following related-party transactions with its parent, Metropolitan, and other affiliates.

2002

Real estate contracts and mortgage notes receivable and other receivables sold to affiliates	$46,538,090
Gains on real estate contracts and mortgage notes receivable and other receivable instruments sold to Metropolitan, Summit, Old Standard, Old West and Metwest	3,313,998
Real estate contracts and mortgage notes receivable and other receivable investments purchased from affiliates	7,146,951
Ceding of annuity premiums to Old Standard	56,527,704
Policyholder benefits recovered from Old Standard	24,884,602
Annuity servicing fees charged to Old Standard	486,541
Ceding commissions charged to Old Standard	3,324,726
Service fees paid to Summit Property Development	841,377
Dividends paid on preferred stock	2,747,250
Real estate contract acquisitions, investment servicing and other administrative overhead	8,485,904
Net change in indebtedness of affiliates	(957,697)
Interest received on indebtedness of affiliates	1,687,673
Issuance of preferred stock of Western Life	10,400,000
Issuance of common stock of Western Life	17,372,674

      At September 30, 2002, the Consolidated Group had non-secured Receivables due from affiliates of approximately $6.3 million.

      Several companies are affiliated with the Consolidated Group through common control by C. Paul Sandifur, Jr. As a result of these relationships, conflicts of interests may arise between the Consolidated Group and its affiliates relating to the allocation of investments and other business opportunities among the affiliated companies. When allocating investment opportunities among the Consolidated Group and its affiliates, Metropolitan considers several factors including each company’s availability of cash, regulatory constraints related to the particular investment, the size of the investment relative to each company’s asset size and other asset/ liability management issues. The final allocation may at times be subject to management discretion. Although management attempts to maximize the profitability of each entity, there is no guarantee that the actual allocation of investments and other business opportunities among the Consolidated Group and its affiliates will prove to be in the best interests of all of the affiliated companies. If the allocation of investments to the Consolidated Group fails to be in its best interests relative to those of its affiliates, the Consolidated Group’s business could be adversely affected.

      When an investment opportunity is presented, the investment is evaluated and underwritten by Metropolitan. After successful evaluation and underwriting, the Consolidated Group purchases the investment in its name. In return for services provided by its parent company, the Consolidated Group pays a fee that it believes is reasonable which results in the payment to Metropolitan of all significant direct expenses incurred on its behalf.

      During the fiscal year ended September 30, 2002, the Consolidated Group purchased pools of loans from Metwest, an affiliate. Occasionally, Metwest originates loans at market rates and subsequently sells them to the Consolidated Group. The sale to the Consolidated Group generally occurs within 90 days of origination. Due to the short time period between origination and subsequent purchase, the carrying value approximated fair value at the time of sale. As a result of the Consolidated Group’s relationship with Metwest, acquisition of these Receivables are reported as Receivable investments purchased from affiliates.

      The Consolidated Group entered into the following purchase and sale agreements during the fiscal year ended September 30, 2002.

      On March 28, 2002, Western Life agreed to sell to Old Standard and Old West a 69.20% undivided beneficial interest in a lottery trust owned by Western Life. The purchase price of $11.2 million, which was derived from future expected cash flows discounted at a 6.957% market rate, resulted in a gain of approximately $0.6 million.

      On August 15, 2002, Western Life agreed to sell to Old Standard and Old West the remaining interest in a certain Lottery Trust owned by Western Life. The purchase price of $6.2 million, which was derived from future expected cash flows discounted at a 5.527% market rate, resulted in a gain of approximately $0.7 million. Additionally, on August 15, 2002, Western Life agreed to sell to Old Standard and Old West a 95.83% undivided beneficial interest in a certain Lottery Trust owned by Western Life. The purchase price of $29.1 million, which was derived from future expected cash flows discounted at a 5.888% market rate, resulted in a gain of approximately $2.0 million.

      The market rates on the above lottery trust sales were calculated as 2.0% over the Treasury benchmark as of the date of the sale, which is consistent with corporate bonds with similar credit profiles along with recent transactions involving large blocks of lottery Receivables.

      Western Life entered into a reinsurance agreement with Old Standard, which became effective July 1, 1998. Under this agreement, Western Life reinsured with Old Standard 75% of the risk on various annuity products. The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. Western Life receives ceding allowances equal to the actual commission plus 1.5% of the premium from Old Standard to compensate Western Life for its annuity issuance costs. Additionally, Western Life receives a fee from Old Standard for servicing the reinsured policies of approximately 0.40% annually on the cash value of the reinsured policies in addition to ceding allowances equal to the actual commission plus 1.5% of the premium. As of September 30, 2002, Western Life had $148.3 million of its annuity policies reinsured with Old Standard.

      Summit Property Development, Inc., a wholly owned subsidiary of Summit Securities, Inc., one of the Consolidated Group’s affiliates, provides real estate development services to the Consolidated Group for a fee. These services include sales, marketing, market analysis, architectural services, design services, subdividing properties and coordination with regulatory groups to obtain the approvals that are necessary to develop a particular property.

      Real estate contract acquisitions, investment servicing and other administrative services are governed by two separate inter-company agreements executed between Western Life and Metropolitan. The Consolidated Group believes that the charges incurred are reasonable and result in the payment to Metropolitan of all significant direct expenses incurred on the Consolidated Group’s behalf.

      Western Life issued 531,603 shares of common stock to Metropolitan during the year ended September 30, 2002. Additionally, Western Life issued 1,040,000 shares of preferred stock to Metropolitan during the year ended September 30, 2002.

      Indebtedness of related parties consisted of the following:

	September 30,

	2002	2001	2000

Note receivable from Metropolitan Mortgage, interest at prime plus 1% (5.75% at September 30, 2002), due December 27, 2015; collateralized by commercial property located in Pasco, Washington	$7,968,092	$8,507,426	$8,784,393
Note receivable from Metropolitan Mortgage, interest at 10.5% per annum, due January 1, 2010; collateralized by commercial property located in Spokane, Washington	10,953,838	11,372,201	11,749,036

	$18,921,930	$19,879,627	$20,533,429

      Gary D. Brajcich, Esq.’s law firm, Workland & Witherspoon, provided legal services to the Consolidated Group and its affiliates in the amount of $126,834 for the fiscal year ended September 30, 2002.

      Bradley M. Marten, Esq.’s law firm, Marten Brown Inc., provided legal services to affiliates of the Consolidated Group in the amount of $280,428 for the fiscal year ended September 30, 2002.

PART IV

Item 14.	Controls and Procedures

      Our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”), within 90 days of the filing date of this Annual Report on Form 10-K. Based on their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this Report:

1. Financial Statements.

Included in Part II, Item 8 of this report:

Report of Independent Auditors
Consolidated Balance Sheets at September 30, 2002 and 2001
Consolidated Statements of Operations for the Years Ended September 30, 2002, 2001 and 2000
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended September 30, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

      Included in Part IV of this report:

      Schedules Required by Article 7

      Schedule I— Summary of Investments other than Investments in Related Parties

      Schedule III— Supplementary Insurance Information
      Schedule IV— Supplementary Reinsurance Information

      Schedules Required by Article 5

      Schedule V— Valuation and Qualifying Accounts and Reserves

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3. Exhibits.

      The following is a complete list of exhibits filed as part of this Form 10-K.

Exhibit
Number	Description

3.1	Articles of Incorporation of Western United Holding Company.(1)
3.2	Bylaws of Western United Holding Company.(1)
4.1	Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock, Series A.(1)
10.1	Receivable Acquisition and Underwriting Agreement between Western United Life Assurance Company and Metropolitan Mortgage & Securities Co., Inc.(1)
10.2	Form of General Support Services and Rental Agreement between Western United Life Assurance Company and Metropolitan Mortgage & Securities Co., Inc., as amended. (1)
10.3	First Amendment to General Support Services and Rental Agreement between Western United Life Assurance Company and Metropolitan Mortgage & Securities Co., Inc.(1)
12.1	Statement regarding computation of ratios.
16.1	Letter regarding change in certifying accountant.
21.1	Subsidiaries of the Registrant.

(1)	Incorporated by reference to the Registrants Registration Statement on Form S-1, Registration No. 333-72346-01.

(b) Reports on Form 8-K.

      Western Holding did not file any reports on Form 8-K during the fourth quarter of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

WESTERN UNITED HOLDING COMPANY,
a Washington corporation

By	/s/ C. PAUL SANDIFUR, JR.

C. Paul Sandifur, Jr., President and Director

Date: December 26, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. PAUL SANDIFUR, JR. C. Paul Sandifur, Jr.	President and Director (Principal Executive Officer)	December 26, 2002

/s/ JOSEPH CHRISTENSEN Joseph Christensen	Treasurer (Principal Financial Officer)	December 26, 2002

/s/ JOHN VAN ENGELEN John Van Engelen	Senior Vice President and Director	December 26, 2002

/s/ REUEL SWANSON Reuel Swanson	Secretary and Director	December 26, 2002

/s/ GARY D. BRAJCICH Gary D. Brajcich	Director	December 26, 2002

Robert Stephen Corker	Director	December 26, 2002

/s/ IRV MARCUS Irv Marcus	Director	December 26, 2002

Bradley M. Marten	Director	December 26, 2002

/s/ SAMUEL H. SMITH Samuel H. Smith	Director	December 26, 2002

Signature	Title	Date

/s/ WILLIAM D. SNIDER William D. Snider	Director	December 26, 2002

John Trimble	Director	December 26, 2002

CERTIFICATIONS

I, C. Paul Sandifur, Jr., Chief Executive Officer of Western United Holding Company, certify that:

      1. I have reviewed this annual report on Form 10-K of Western United Holding Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ C. PAUL SANDIFUR, JR.

C. Paul Sandifur, Jr.
Chief Executive Officer

Date: December 30, 2002

I, Robert A. Ness, (Principal Financial Officer) of Western United Holding Company, certify that:

      1. I have reviewed this annual report on Form 10-K of Western United Holding Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT A. NESS

Robert A. Ness
(Principal Financial Officer)

Date: December 30, 2002

INDEX TO FINANCIAL STATEMENTS

Years Ended September 30, 2002, 2001 and 2000

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors

Western United Holding Company

We have audited the accompanying consolidated balance sheets of Western United Holding Company and subsidiary as of September 30, 2002 and 2001, and the related consolidated statements of income, comprehensive income (loss), changes in stockholder’s equity, and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedules as of September 30, 2002 and 2001 and for each of the three years in the period ended September 30, 2002 listed in the index at Item 15(A). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western United Holding Company and subsidiary at September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related Consolidated Financial Statement schedules referred to above, when considered in relation to the basic 2002 and 2001 financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Seattle, Washington

December 13, 2002

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

September 30, 2002 and 2001

	2002	2001

ASSETS:
Investments:
Trading securities, at fair value ($0 and $47,436,606 at cost or amortized cost)	$—	$48,818,530
Available-for-sale securities, at fair value ($454,044,108 and $271,473,835 at cost or amortized cost), includes pledged securities of $113,002,984 and $29,721,472	458,488,402	267,833,620
Held-to-maturity securities, at amortized cost ($40,333,356 and $0 at fair value), pledged	39,223,983	—
Real estate contracts and mortgage notes and other receivable investments, at net realizable value, net of discounts and contract origination fees	683,918,878	540,109,944
Allowance for losses on receivables	(8,697,778)	(9,166,763)
Policy loans	20,238,963	19,381,119
Real estate held for sale and development, at the lower of cost or market, net of allowances of $1,462,966 and $2,448,670	51,208,831	39,121,577

Total investments	1,244,381,279	906,098,027

Cash and cash equivalents	44,035,987	53,296,888
Accrued interest on investments	14,464,644	9,254,198
Reinsurance receivable	148,392,448	109,608,025
Deferred policy acquisition costs	72,257,621	56,356,646
Due from affiliate	6,276,448	—
Indebtedness of related parties	18,921,930	19,879,627
Land, buildings and equipment, net	4,282,048	4,609,295
Current income taxes receivable	—	3,540,607
Other assets	10,978,546	14,024,375

Total other assets	319,609,672	270,569,661

Total assets	$1,563,990,951	$1,176,667,688

LIABILITIES:
Reserves, payables, and accrued liabilities:
Life insurance and annuity reserves	$1,224,344,910	$973,139,567
Policyholder funds on deposit	1,315,343	1,121,950
Accounts payable and accrued expenses	4,556,963	24,161,863
Due to affiliate	—	2,092,651

Total reserves, payables and accrued liabilities	1,230,217,216	1,000,516,031

Debt payable, including accrued interest	104,222,683	23,254,909
Current income taxes payable	12,326,770	—
Deferred income taxes, net	19,231,189	16,847,210
Minority interest	50,000,000	39,600,000

Total liabilities	1,415,997,858	1,080,218,150

STOCKHOLDER’S EQUITY:
Preferred Stock, Series A, $2.50 par, 6,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par, 5,000,000 shares authorized, 100 shares issued and outstanding	1	1
Paid-in and contributed capital	43,297,238	24,924,564
Accumulated other comprehensive income (loss)	2,888,792	(2,344,793)
Retained earnings	101,807,062	73,869,766

Total stockholder’s equity	147,993,093	96,449,538

Total liabilities and stockholder’s equity	$1,563,990,951	$1,176,667,688

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended September 30, 2002, 2001, and 2000

	2002	2001	2000

Revenues:
Insurance premiums and annuity considerations	$1,766,851	$1,971,123	$2,406,532
Net investment income	101,052,439	72,362,198	65,958,630
Net gains (losses) on investments	(3,491,126)	(5,829,983)	53,831

Total revenues	99,328,164	68,503,338	68,418,993

Benefits and expenses:
Insurance policy and annuity benefits	53,131,625	47,473,339	46,122,863
Commissions to agents	9,495,911	8,797,176	5,844,979
Administrative and other expenses	5,342,178	5,580,579	6,470,108
Capitalization of deferred policy acquisition costs	(10,832,303)	(9,947,269)	(9,063,431)
Amortization of deferred policy acquisition costs	(5,016,172)	8,650,000	12,300,000

Total benefits and expenses	52,121,239	60,553,825	61,674,519

Income before income taxes and minority interest	47,206,925	7,949,513	6,744,474
Income taxes benefit (provision)	(16,522,379)	8,412,214	(2,357,015)

Net income before minority interest	30,684,546	16,361,727	4,387,459
Income of consolidated subsidiary allocated to minority stockholders	(2,747,250)	(3,940,250)	(3,015,406)

Net income	$27,937,296	$12,421,477	$1,372,053

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended September 30, 2002, 2001, and 2000

	2002	2001	2000

Net income	$27,937,296	$12,421,477	$1,372,053
Other comprehensive income (loss), net of income tax:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period(1)	8,736,429	7,653,010	(4,080,507)
Less reclassification adjustment for gains (losses) included in net income(2)	(3,502,844)	(1,123,162)	(583,839)

Net other comprehensive income (loss)	5,233,585	6,529,848	(4,664,346)

Comprehensive income (loss)	$33,170,881	$18,951,052	$(3,292,293)

(1)	Net of related tax of $4,737,070, $4,097,450 and $(2,242,166) in 2002, 2001 and 2000, respectively.

(2)	Net of related tax of $1,886,146, $601,331 and $320,777 in 2002, 2001 and 2000, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the Years Ended September 30, 2002, 2001, and 2000

			Accumulated
			Other
		Paid-in and	Comprehensive		Total
	Common	Contributed	Income	Retained	Stockholder’s
	Stock	Capital	(Loss)	Earnings	Equity

Balance, October 1, 1999	$1	$12,364,999	$(4,210,295)	$60,076,236	$68,230,941
Net income				1,372,053	1,372,053
Net unrealized losses on available-for-sale securities, net of income tax benefit of $2,562,943			(4,664,346)		(4,664,346)

Balance, September 30, 2000	1	12,364,999	(8,874,641)	61,448,289	64,938,648
Net income				12,421,477	12,421,477
Issuance of common stock (481,745 shares)		12,559,565			12,559,565
Net unrealized gains on available-for-sale securities, net of income tax provision of $3,496,119			6,529,848		6,529,848

Balance, September 30, 2001	1	24,924,564	(2,344,793)	73,869,766	96,449,538
Net income				27,937,296	27,937,296
Issuance of common stock (531,603 shares)		17,372,674			17,372,674
Net unrealized gains on available-for-sale securities, net of income tax provision of $2,850,924			5,233,585		5,233,585
Contributed capital		1,000,000			1,000,000

Balance, September 30, 2002	$1	$43,297,238	$2,888,792	$101,807,062	$147,993,093

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2002, 2001, and 2000

	2002	2001	2000

Cash flows from operating activities:
Net income	$27,937,296	$12,421,477	$1,372,053
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of trading securities	13,590,118	43,647,548	33,240,026
Proceeds from maturities of trading securities	1,020,171	6,425,271	1,063,590
Acquisition of trading securities	(4,669,460)	(54,088,221)	(17,796,655)
Earned discounts on receivables	(30,937,020)	(18,674,479)	(17,523,001)
(Gains) losses on investments and receivables, net	9,102,840	215,920	(2,521,468)
Net gains on sales of real estate	(11,161,985)	(237,312)	(2,733,749)
Provision for losses	5,550,271	5,851,375	5,201,386
Depreciation and amortization	843,103	792,000	842,376
Deferred income tax provision (benefit)	2,850,924	(14,571,784)	2,298,233
Changes in assets and liabilities:
Deferred acquisition costs, net	(15,900,975)	(1,297,269)	3,236,569
Life insurance and annuity reserves	60,017,561	47,276,004	43,325,248
Accrued interest on receivables and investments	(6,978,673)	(3,804,437)	(1,100,931)
Accrued interest on debt	302,884	74,123	215,855
Other assets	6,666,289	14,551,287	(10,063,057)
Accounts payable and accrued expenses	(2,974,721)	1,451,295	(558,520)
Amounts due to/from affiliates	(8,369,099)	10,725,369	755,840

Net cash provided by operating activities	46,889,524	50,758,167	39,253,795

Cash flows from investing activities:
Principal payments on real estate contracts and mortgage notes receivable and other receivable investments	170,184,410	112,586,504	155,660,923
Proceeds from sales of real estate contracts and mortgage notes receivable and other receivable investments	48,223,643	93,129,189	399,572,727
Acquisition of real estate contracts and mortgage notes receivable	(311,871,483)	(242,062,586)	(465,274,629)
Acquisition of other receivable investments	(20,534,592)	(11,755,271)	(37,172,277)
Proceeds from sales of real estate	13,239,908	13,917,698	22,410,650
Proceeds from maturities of held-to-maturity securities	273,832	—	7,198,318
Proceeds from maturities of available-for-sale securities	50,707,476	15,185,841	6,238,689
Proceeds from sales of available-for-sale securities	328,041,780	171,480,544	15,436,315
Purchases of available-for-sale securities	(548,860,160)	(194,351,502)	(68,931,378)
Purchases of held-to-maturity securities	(39,515,691)	—	—
Purchases of and costs associated with real estate held for sale and development	(12,457,131)	(9,986,539)	(3,300,904)
Other capital expenditures	(166,601)	(1,239,172)	(198,611)

Net cash provided by (used in) investing activities	(322,734,609)	(53,095,294)	31,639,823

Cash flows from financing activities:
Receipts from life and annuity products	300,861,033	149,442,699	118,448,928
Withdrawals of life and annuity products	(113,029,008)	(118,301,729)	(173,791,925)
Ceding of life and annuity products to reinsurers	24,884,602	9,115,927	18,840,441
Ceding of life and annuity products from reinsurers	(56,527,704)	(1,056,539)	(27,434,956)
Issuance of preferred stock of subsidiary to minority shareholder	10,400,000	5,000,000	9,450,000
Issuance of common stock to Parent	17,372,674	12,559,565	—
Contributed Capital from Parent	1,000,000	—	—
Redemption of surplus certificates	—	—	(9,450,000)
Increase (decrease) in notes payable	81,000,000	(1,500,000)	(19,500,000)
Increase (decrease) in related party indebtedness	957,697	653,802	4,483,632
Repayments of other debt payable	(335,110)	(679,952)	(369,832)

Net cash provided by (used in) financing activities	266,584,184	55,233,773	(79,323,712)

Net change in cash and cash equivalents	(9,260,901)	52,896,646	(8,430,094)
Cash and cash equivalents:
Beginning of year	53,296,888	400,242	8,830,336

End of year	$44,035,987	$53,296,888	$400,242

See Note 13 for supplemental cash flow information.

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

Business and Organization

      Western United Holding Company (“Western Holding” or the “Company”), a wholly owned subsidiary of Metropolitan Mortgage & Securities Co., Inc. (“Metropolitan”), is a holding company for Western United Life Assurance Company (“Western Life”). Metropolitan is effectively controlled by C. Paul Sandifur, Jr. through common stock ownership and voting control. Western Life is engaged in the offering, issuance and sale of annuity and life insurance policies. Western Life is licensed to sell insurance in sixteen states, but its business is primarily concentrated in the states of Idaho, Montana, Oregon, Texas, Utah and Washington.

      In May 2002, Metropolitan formed the Company as a wholly owned subsidiary, and subsequently transferred its 46.3% ownership of Western Life to the Company. In connection with the formation of the Company, Consumers Group Holding Company (CGHC), a subsidiary of Metropolitan, also transferred its 53.7% ownership of Western Life to the Company. As a result of the transfers, the Company owned 100% of the outstanding common stock of Western Life at September 30, 2002. Metropolitan owned 100% of Western Life’s preferred stock outstanding at September 30, 2002.

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the exchange of shares between a parent and its subsidiaries and between subsidiaries of a common parent have been accounted for similar to those of a pooling of interests. Accordingly, the Company’s consolidated balance sheets, and the related consolidated statements of income, comprehensive income (loss), changes in stockholder’s equity, and cash flows as presented herein have been restated as of the earliest period presented as though ownership exchange had occurred at that date. Ownership in Western Life’s preferred stock has been reclassified as minority interests. Related financial information presented in the notes to consolidated financial statements for prior years has also been restated to furnish comparative information.

Principles of Consolidation

      The consolidated financial statements include the accounts of Western Holding and its majority-owned subsidiary, Western Life. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

      Cash includes all balances on deposit in banks and financial institutions. The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are on deposit with one financial institution and balances often exceed the federal insurance limit. The Company periodically evaluates the credit quality of these banks and financial institutions.

Investments

      The Company has classified its investments in fixed maturity and equity securities as “trading,” “available-for-sale,” or “held-to-maturity.” The accounting policies related to these investment classifications are as follows:

Trading Securities: Trading securities, consisting primarily of mortgage-and asset-backed securities and equity securities, are recorded at fair value. Realized and unrealized gains and losses on these securities are included in the statements of income.

Available-for-Sale Securities: Available-for-sale securities, consisting primarily of mortgage- and asset-backed securities, government-backed bonds, corporate bonds, equity securities and venture capital

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies (continued)

investments, are carried at quoted and estimated fair values. Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes. The Company continually monitors its investment portfolio for other than temporary impairment of securities. When an other than a temporary decline in the value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a realized loss in the statement of income. Any recovery of value in excess of the investment’s new cost basis is recognized as a realized gain only on sale, maturity or other disposition of the investment. Factors that the Company evaluates in determining the existence of an other than temporary decline in value include (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed securities, the Company considers the security rating and the amount of credit support available for the security.

The Company holds debt securities generated from its own securitization transactions. For these securities, estimated fair value is derived from expected discounted future cash flows. When determining expected future cash flows, the Company considers interest rates, estimated prepayment rates, collateral value and historical default rates experienced by the securities. To the extent that actual experience is less favorable than the assumptions, impairment in the debt securities could result. The Company periodically assesses the assumptions used in valuing the cash flows and the related carrying value of these securities.

Restricted equity securities represent the Company’s investment in the common stock of the Federal Home Loan Bank of Seattle (“FHLB Seattle”). This stock may only be sold to FHLB Seattle or to another member institution; therefore, it is restricted and is carried at cost. The carrying value of the restricted stock was approximately $5.1 million and $2.7 million at September 30, 2002 and 2001, respectively.

Held-to-Maturity Securities: Held-to-maturity securities are carried at amortized cost. Premiums and discounts on these securities are amortized on a specific-identification basis using the interest method. The Company has the ability and intent to hold these investments until maturity.

      Realized gains and losses on investments are calculated on the specific-identification method and are recognized in the statement of income in the period in which the investment is sold.

Real Estate Contracts and Mortgage Notes Receivable

      Real estate contracts and mortgage notes receivable are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized on an individual contract basis using the level yield (interest) method over the remaining contractual terms of the receivables. Origination fees, net of direct origination costs, are deferred and recognized as interest income using the level yield (interest) method over the contractual term of the receivable.

      For commercial development loans, the Company occasionally negotiates exit fee agreements with the borrower. To the extent the exit fees do not result in an overall yield to the Company that is greater than prevailing market rates after adjusting for the risk, the transaction is accounted for as a loan. If the transaction results in a yield that is greater than the prevailing market rates after adjusting for the risk, the transaction is treated as a loan if the exit fee is less than 50% of the expected residual profits from the development and if the borrower has an equity investment, substantial to the project, that is not funded by the Company. If the transaction meets the requirements to be accounted for as a loan, the exit fee is amortized into income over

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies (continued)

the estimated life of the loan using the level yield method. If the transaction does not meet the requirements to be treated as a loan, it is accounted for as an investment in real estate.

      Additionally, beginning October 1, 1993 and ending March 31, 1998, the Company entered into an agreement with Metropolitan to purchase real estate contracts and mortgage notes receivables at guaranteed yields that ranged from 8.0% to 9.79%. As part of the agreement, the Company agreed to pay Metropolitan the difference between the guaranteed yield and the yield at which Metropolitan acquired the loan. In exchange, Metropolitan also agreed to pay the Company the guaranteed yield while the property is held for sale. An inter-company holdback balance of approximately $1.8 million and $2.7 million at September 30, 2002 and 2001, respectively, supports the guarantee, respectively.

Other Receivable Investments

      Other receivable investments (primarily lottery prizes, annuities and structured settlements) are carried at the lower of amortized cost or net realizable value. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield (interest) method on an individual receivable basis over the remaining contractual term of the receivable.

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

      Project costs, including interest, associated with the development of real estate are capitalized and included in the cost basis of the real estate. During the years ended September 30, 2002, 2001 and 2000, the Company capitalized project interest costs of $1.2 million, $0.6 million and $0.7 million, respectively.

      Occasionally, real estate properties are rented, with the revenue being included in other income and related costs being charged to expense.

      Profit on sales of real estate is recognized when the buyers’ initial and continuing investment is adequate to demonstrate (1) a commitment to fulfill the terms of the transaction, (2) that collectibility of the remaining sales price due is reasonably assured, and (3) the Company maintains no continuing involvement or obligation in relation to the property sold and has transferred all the risks and rewards of ownership to the buyer.

Allowance for Losses on Real Estate Assets

      Allowance for Losses on Receivables. Commercial Loans are individually monitored for impairment. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Probable is defined as “future events are likely to occur.” When a loan has been identified as impaired, the Company determines the allowance for loss based on the estimated fair value, less estimated liquidation expenses, of the collateral compared to the carrying value of the receivable. The estimated fair value is based on the most recent appraisal of the collateral. If the most recent appraisal is more than one year old, a new appraisal is ordered. In the interim, estimated fair value is established through a review of the appraisal in addition to a review of other relevant market information. When reviewing the most recent appraisal, the Company considers the type of property, changes in the economic factors of the region and the underlying appraisal assumptions. If the estimated fair value of the collateral is less than the carrying value, an allowance for loss is recognized.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies (continued)

      The remaining real estate contracts and mortgage notes receivable portfolio is made up of a large group of smaller-balance homogenous loans that are collectively evaluated for impairment. The Company establishes an allowance for inherent losses on the receivables based primarily on current delinquencies and historical foreclosure and loss experience. To the extent actual experience differs from assumptions, such adjustments would be included in the statement of income.

      Allowances for losses on real estate contracts and mortgage notes receivable are based on the carrying value of the receivable, including accrued interest. Accordingly, the Company accrues interest on delinquent receivables until foreclosure.

      Allowance for Losses on Real Estate Held for Sale and Development.  The allowance for losses on real estate held for sale and development includes amounts for estimated losses as a result of impairment in value. The Company reviews its real estate properties for impairment in value whenever events or circumstances indicate that the carrying value of the asset may exceed its fair value. The carrying value of a repossessed property is determined as of the date of repossession of the property and is based on the lower of fair value or carrying value at the time the property was repossessed. For non-commercial properties, an appraisal is obtained on the foreclosed property to determine its fair value at time of repossession. For commercial properties, an appraisal is obtained on the foreclosed property to determine the fair value only if the most recent appraisal is more than one year old, otherwise the existing appraisal is used. From time to time, the Company may not order an updated appraisal in accordance with its established policies if current negotiations with a potential purchaser can establish an indication of value.

      Subsequent to repossession (or acquisition in the case of development properties), if the value of the property declines such that the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment is recognized in the statement of income.

Reinsurance Receivable

      The Company’s life insurance subsidiary has ceded a portion of certain life insurance annuity reserves and the related premiums to other companies, including Old Standard Life Insurance Company (“Old Standard”), an affiliate. Such reinsurance permits recovery of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risk reinsured. Accordingly, the Company has not removed the related assets and liabilities from the consolidated balance sheets.

Deferred Policy Acquisition Costs

      Deferred policy acquisition costs, consisting of commissions and other insurance underwriting and annuity policy costs, are deferred and amortized over the lives of the contracts or policies in proportion to the present value of estimated future gross profits. To the extent actual experience differs from assumptions, and to the extent estimates of future gross profits require revision, the unamortized balance of deferred acquisition costs is adjusted accordingly; such adjustments would be included in current operations. During the years ended September 30, 2002 and 2001, the Company revised its amortization assumptions on the DPAC related to its deferred annuity business (92% of the total DPAC as of September 30, 2002) to reflect the higher yields the Company expects to be earned on its commercial real estate loan portfolio and the expected future crediting rates on the annuity business which the investments support. The expected future crediting rates are based primarily on the Company’s current policy for re-pricing its existing annuity products assuming a level interest rate environment. During the years ended September 30, 2002 and 2001, these revised assumptions resulted in an increase of approximately $11.7 million and $4.3 million, respectively, in deferred costs with a corresponding decrease in the amortization of deferred acquisition costs. There were no significant adjustments to the gross profit estimates in 2000.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies (continued)

      The amortization of deferred policy acquisition costs, which is based on the estimated gross profits of the underlying life and annuity products, could be revised in the near term due to changes in the crediting rate environment. As a result, the recoverability of these costs may be adversely affected in the near term.

Land, Buildings and Equipment

      Land, buildings and equipment are stated at depreciated cost. Buildings, improvements, furniture and equipment are depreciated using both straight-line and accelerated methods over their estimated useful lives, which, for buildings and improvements, range from 5 to 40 years, and for furniture and equipment, range from three to ten years. Repairs, maintenance and minor renewals are expensed as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations. Depreciation expense for the years ended September 30, 2002, 2001 and 2000 was approximately $0.4 million, $0.5 million and $0.5 million, respectively.

Computer Software Costs

      The Company capitalizes direct costs of enhancements to computer software operating systems acquired and modified for internal use to the extent that the functionality of the software is improved. Total capitalized enhancement costs net of related amortization were approximately $0.2 million and $0.5 million at September 30, 2002 and 2001, respectively. These costs are being amortized over 3- and 10-year periods, depending on the estimated useful life of the enhancement, using the straight-line method. Due to technological advancements, it is reasonably possible that the remaining estimated useful lives could change in the near term.

Policy Loans

      Policy loans are carried at the unpaid principal balance of the loans, and represent borrowings against the cash surrender value of in force life insurance policies and annuity contracts. Policy loans bear interest at rates ranging from 6.00% to 8.00%. Life insurance policy loans may remain outstanding until the policy is surrendered. Annuity policy loans are generally due over terms ranging from five to fifteen years.

Life Insurance and Annuity Reserves

      Premiums for annuities and universal life insurance contracts are reported as life insurance and annuity reserves under the deposit method of accounting. Reserves for annuities and universal life insurance are equal to the sum of the account balances including credited interest and deferred service charges. Based on past experience, consideration is given in actuarial calculations to the number of policyholder and annuitant deaths that might be expected, policy lapses, surrenders and terminations. As a result of changes in the factors considered in the actuarial calculations, it is reasonably possible that the reserves for insurance and annuities could change in the near term.

Recognition of Life Insurance and Annuity Revenues

      Revenues from universal life contracts consist of amounts assessed during the period against policyholders’ account balances, primarily for mortality expenses, policy administration charges and surrender charges. Revenues related to annuity contracts are recognized over the estimated policy term. Annuity revenues consist of the charges assessed against the annuity account balance for services and surrender charges. Charges for future services are assessed; however, the related revenue is deferred and recognized in income over the period benefited using the same assumptions as are used to amortize deferred policy acquisition costs.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies (continued)

Guaranty Fund Assessments

      The Company is subject to insurance guaranty laws in the states in which it writes premiums. These laws provide for assessments against insurance companies for the benefit of policyholders and claimants of insolvent life insurance companies. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset. At September 30, 2002 and 2001, the Company accrued an estimated liability of approximately $2.0 million and $2.1 million, respectively, for guaranty fund assessments for known or anticipated insolvencies. As a result of future insolvencies or changes in the assessment of known insolvencies, the guaranty fund liability could change in the near term.

Income Taxes

      The Company accounts for income taxes using the liability method, which requires that deferred tax assets and liabilities be determined based on the expected future income tax consequences of events that have been recognized in the financial statements. Deferred tax assets and liabilities are recognized based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

      The Company is included in a consolidated federal income tax return with certain of its affiliates. The consolidating companies have executed a tax allocation agreement. Under the agreement, the consolidating companies’ income tax provisions are computed on a separate return basis and consolidated affiliates receive a reimbursement to the extent that their losses and other credits result in a reduction of the consolidated tax liability.

Hedging Activities

      The Company is authorized by its investment policies to use financial futures instruments for the purpose of hedging interest rate risk relative to its securities portfolio, potential trading situations and in anticipation of sales of real estate contracts and other receivable investments. Futures transactions are intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold “short” (i.e., the sale of securities that are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk to benefit from an anticipated movement in the financial markets. At September 30, 2002 and September 30, 2001, the Company had no open hedging positions.

Off-Balance-Sheet Instruments

      The Company has outstanding commitments to extend credit to commercial borrowers. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred. Outstanding commitments to extend credit to commercial borrowers were approximately $84.1 million and $17.0 million at September 30, 2002 and 2001, respectively.

Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies (continued)

Reclassifications

      Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

Other Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. This Statement is effective for fiscal years beginning after December 15, 2001. The implementation of this Statement on October 1, 2002 did not have a material impact on the Company’s consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The implementation of this Statement on October 1, 2002 did not have a material impact on the Company’s consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are effective for financial statements issued on or after May 15, 2002. Implementation of this statement did not have a material impact on the Company’s consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company has completed an evaluation of the effects of this statement and does not believe it will have a material impact on the Company’s consolidated financial statements.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Investments:

      A summary of the cost or amortized cost and estimated fair value of investments at September 30, 2002 and 2001 is as follows:

	2002

		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value

Available-for-Sale
Government-backed bonds	$43,915,471	$496,996	$—	$44,412,467
Corporate bonds	20,030,550	246,261	(365,764)	19,911,047
Mortgage- and asset-backed securities	349,968,503	6,484,643	(2,306,998)	354,146,148

Total fixed maturities	413,914,524	7,227,900	(2,672,762)	418,469,662
Equity securities	37,085,773	582,928	(693,772)	36,974,929
Venture Capital/ Limited Partnership	3,043,811	—	—	3,043,811

Totals	$454,044,108	$7,810,828	$(3,366,534)	$458,488,402

Held-to-Maturity
Government-backed bonds	$15,970,154	$283,564	$—	$16,253,718
Mortgage- and asset-backed securities	23,253,829	825,809	—	24,079,638

Total fixed maturities	39,223,983	1,109,373	—	40,333,356
Equity securities	—	—	—	—

Totals	$39,223,983	$1,109,373	$—	$40,333,356

	2001

		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value

Trading
Mortgage- and asset-backed securities	$38,105,105	$2,502,149	$(2,006,544)	$38,600,710
Equity securities	9,331,501	886,319	—	10,217,820

Totals	$47,436,606	$3,388,468	$(2,006,544)	$48,818,530

Available-for-Sale
Government-backed bonds	$14,862,862	$249,853	$—	$15,112,715
Corporate bonds	32,266,114	1,047,491	(953,550)	32,360,055
Mortgage- and asset-backed securities	205,958,335	3,584,377	(3,747,232)	205,795,480

Total fixed maturities	253,087,311	4,881,721	(4,700,782)	253,268,250
Equity securities	13,886,525	149,959	(3,361,185)	10,675,299
Venture Capital/ Limited Partnership	4,499,999	—	(609,928)	3,890,071

Totals	$271,473,835	$5,031,680	$(8,671,895)	$267,833,620

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Investments (continued)

      The principal amount of mortgage- and asset-backed securities with required principal or interest payments being in arrears for more than 90 days was approximately $4.2 million and $3.2 million at September 30, 2002 and 2001, respectively.

      Approximately $105.3 million and $29.7 million in available-for-sale securities were pledged to collateralize the note payable to Federal Home Loan Bank of Seattle at September 30, 2002 and 2001. Additionally, all held-to-maturity securities at September 30, 2002 were also pledged to collateralize the note payable to Federal Home Loan Bank of Seattle. Additionally, approximately $7.7 million in available-for-sale securities were pledged to guarantee the obligation of Western Life with respect to remitting tax withholdings belonging to various lottery trusts and certain other obligations of Western Life under the trust agreements.

      Proceeds from sales of available-for-sale securities during the years ended September 30, 2002, 2001 and 2000 were approximately $320.2 million, $179.3 million and $15.4 million, respectively, which resulted in gross realized gains of approximately $6.7 million $6.4 million and $1.1 million and gross realized losses of approximately $1.3 million, $4.0 million and $0.2 million during each respective year. There were no sales of held-to-maturity securities during 2002, 2001, or 2000.

      During the years ended September 30, 2002, 2001 and 2000, the Company determined that certain “available-for-sale” securities had other than temporary impairments in value. Accordingly, the carrying values of the securities were decreased by approximately $17.9 million, $4.4 million and $1.1 million, respectively, through a charge to operations.

      The net change, adjusted for applicable tax effects, in unrealized gains (losses) on trading fixed income securities were approximately $1.5 million and ($1.2 million) during the years ended September 30, 2001 and 2000, respectively. The net change, adjusted for applicable tax effects, in unrealized gains (losses) on trading equity securities was approximately ($0.6 million), ($1.0 million) and $1.5 million during the years ended September 30, 2002, 2001 and 2000, respectively.

      The following aggregate investments with individual issuers (excluding U.S. Government bonds) held by the Company at September 30, 2002 and 2001, were in excess of ten percent of stockholder’s equity:

Issuer	2002	2001

Mortgage- and asset-backed securities:
Freddie Mac	$52,535,132	$—
Master Asset Securitization	38,062,661	—
Washington Mutual	30,239,086	—
Residential Funding Mtg Sec	29,750,737	—
Metropolitan Asset Funding, Inc.	24,876,302	36,934,028
CS First Boston Mtg Sec Corp	23,811,531	—
Structured Asset Securities	23,237,166	—
Wells Fargo Mtg Backed Sec	21,695,347	—
Metropolitan Trust I	—	17,478,934

      The amortized cost and estimated fair value of fixed maturities available-for-sale and held-to-maturity securities at September 30, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Investments (continued)

		Estimated Fair
	Amortized Cost	Value

Available-for-sale debt securities:
Due in one year or less	$245,085	$245,156
Due after one year through five years	5,315,166	5,252,912
Due after five years and through ten years	13,868,158	13,807,932
Due after ten years	44,517,612	45,017,514

Total non mortgage and asset-backed securities	63,946,021	64,323,514
Mortgage- and asset-backed bonds	349,968,503	354,146,148

	$413,914,524	$418,469,662

Held-to-maturity debt securities:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years and through ten years	15,970,154	16,253,718

Total non mortgage and asset-backed securities	15,970,154	16,253,718
Mortgage- and asset backed securities	23,253,829	24,079,638

	$39,223,983	$40,333,356

3.	Real Estate Contracts and Mortgage Notes and Other Receivable Investments:

      Real estate contracts and mortgage notes and other receivable investments are comprised of the following at September 30, 2002 and 2001:

	2002	2001

Real estate contracts and mortgage notes receivable	$577,878,510	$390,257,862
Other receivable investments	106,040,368	149,852,082

Real estate contracts and mortgage notes and other receivable investments	$683,918,878	$540,109,944

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Contracts and Mortgage Notes and Other Receivable Investments (continued)

Real Estate Contracts and Mortgage Notes Receivable

      Real estate contracts and mortgage notes receivable consisted of the following at September 30, 2002 and 2001:

	2002	2001

Commercial, face value(1)	$426,760,781	$140,297,542
Undisbursed portion of commercial	(84,128,271)	(17,038,013)

Commercial, net of undisbursed portion	342,632,510	123,259,529
Residential, face value	158,265,860	167,219,530
Other, face value	88,862,967	115,995,207
Unrealized discounts, net of unamortized acquisition costs	(11,882,827)	(16,216,404)

	$577,878,510	$390,257,862

(1)	The commercial real estate Receivables are defined as those generated through the Company’s commercial lending source.

      The weighted average interest rates and yields on the Company’s real estate contracts and mortgage notes receivable as of September 30, 2002 and 2001 are as follows:

	2002			2001

	Weighted	Weighted		Weighted	Weighted
	average interest	average		average interest	average
	rate(1)	yield	Delinquencies(2)	rate(1)	yield	Delinquencies(2)

Commercial	13.1%	15.8%	$25,240,264	13.3%	14.3%	$5,742,560
Residential	9.0%	10.5%	$15,072,032	9.1%	10.5%	$12,545,448
Other	9.6%	12.0%	$5,668,721	9.7%	13.9%	$12,113,412

(1)	Less than 1% of the receivables are subject to variable interest rates.

(2)	The principal amount of delinquent receivables are receivables with required principal or interest payments being in arrears for more than 90 days.

      Aggregate amounts of receivable maturities at their face value based on estimated prepayment rates are as follows:

	Residential and	Commercial
Fiscal Year Ending September 30,	Other	Originated	Total

2003	$69,370,263	$101,140,252	$170,510,515
2004	59,072,404	98,877,472	157,949,876
2005	38,640,251	40,931,173	79,571,424
2006	27,510,565	21,750,210	49,260,775
2007	18,992,976	16,325,532	35,318,508
Thereafter	33,542,368	63,607,871	97,150,239

	$247,128,827	$342,632,510	$589,761,337

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Contracts and Mortgage Notes and Other Receivable Investments (continued)

      The principal balances of the Company’s real estate contracts and mortgage notes receivable collateralized by real estate are concentrated in the following geographic regions:

		Residential
	Commercial	and Other

Pacific Southwest	49.7%	25.9%
Southeast	18.0%	11.8%
Southwest	15.6%	18.1%
Midwest	10.4%	4.7%
Pacific Northwest	6.3%	33.0%
Northeast	—	6.5%

	100.0%	100.0%

      The value of real estate properties in these geographic regions can be affected by changes in the economic environment of the specific regions. It is reasonably possible that these values could change in the near term, which would affect the Company’s estimate of its allowance for losses associated with these receivables.

     Other Receivable Investments

      Other receivable investments include various cash flow investments, primarily annuities and lottery prizes. Annuities are general obligations of the payer, which is generally an insurance company. Lottery prizes are general obligations of the insurance company or other entity making the lottery prize payments. Additionally, when the lottery prizes are from a state-run lottery, the lottery prizes are often backed by the general credit of the respective state.

      These investments normally are non-interest bearing and are purchased at a discount sufficient to meet the Company’s investment yield requirements. The weighted average yield on these receivables at September 30, 2002 and 2001 was approximately 8.43% and 9.20%, respectively. Maturity dates range from 2002 to 2029.

      The following is a reconciliation of the face value of the other receivable investments to the Company’s carrying value at September 30, 2002 and 2001:

	2002	2001

Face value of receivables	$148,361,236	$221,543,693
Unrealized discounts, net of unamortized acquisition costs	(42,320,868)	(71,691,611)

Carrying value	$106,040,368	$149,852,082

      The carrying value of other receivable investments that were more than 90 days delinquent as of September 30, 2002 and September 30, 2001 were approximately $2.9 million and $2.5 million, respectively.

      During the years ended September 30, 2002, 2001 and 2000, the Company sold approximately $46.2 million, $3.6 million and $23.9 million, respectively, of other receivable investments without recourse and recognized gains and (losses) on those sales of approximately $3.3 million, $0.3 million and ($0.1 million), respectively.

      The carrying value of the following other receivable investments, by issuer, were in excess of ten percent of stockholder’s equity at September 30, 2001. There were no other receivable investments in excess of ten percent of stockholder’s equity at September 30, 2002.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Contracts and Mortgage Notes and Other Receivable Investments (continued)

Issuer	2001

WULA Trust Lotteries	$26,838,747

      Aggregate amounts of contractual maturities of other receivable investments to be received at their face values as of September 30, 2002 are as follows:

Fiscal Year Ending September 30,

2003	$22,212,021
2004	20,931,989
2005	18,705,048
2006	15,868,639
2007	13,747,018
Thereafter	56,896,521

$148,361,236

4.     Allowance for Losses on Receivables:

      The following is a summary of the changes in the allowance for losses on receivables for the years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000

Beginning balance	$9,166,763	$6,275,101	$3,037,582
Provisions	4,536,451	4,175,344	4,792,818
Charge offs:
Commercial Loans	(1,960,777)	—	—
Residential and other real estate loans	(3,044,659)	(1,261,454)	(1,555,299)
Other receivable investments	—	(22,228)	—

Ending balance	$8,697,778	$9,166,763	$6,275,101

      Commercial Loans are individually monitored for impairment. Commercial Loans in arrears for more than 90 days and other loans that the Company considered impaired totaled approximately $49.2 million and $5.7 million at September 30, 2002 and 2001, respectively, with approximately $3.0 million and $2.0 million established as allowance for losses.

      Residential and other real estate receivables are comprised of a large group of smaller-balance homogeneous loans that are collectively evaluated for impairment. The Company establishes a loss allowance on residential and other real estate receivables, including accrued interest, inherent in the portfolio at the balance sheet date based primarily on current delinquencies and historical foreclosure and loss experience.

      During the year ended September 30, 2000, the Company established an allowance for losses on its investments in annuity and structured settlements, as the industry began to focus on state and federal collection laws and their applicability to annuity and structured settlement payments.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Real Estate Held for Sale and Development:

      Real estate held for sale and development by region as of September 30, 2002 is as follows:

	Development	Repossessed
Region	Property	Property	Total

Pacific Northwest	$23,644,376	$5,376,525	$29,020,901
Pacific Southwest	11,977,585	1,170,484	13,148,069
Southeast	—	5,827,497	5,827,497
Southwest	—	2,023,384	2,023,384
Northeast	—	2,103,410	2,103,410
Midwest	—	548,536	548,536

Balances at September 30, 2002	$35,621,961	$17,049,836	$52,671,797

Balances at September 30, 2001	$27,735,849	$13,834,398	$41,570,247

      At September 30, 2002, the Company had approximately $1.9 million in commitments for construction associated with the development properties.

      The following is a summary of the changes in the allowance for losses for the years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000

Beginning balance	$2,448,670	$1,442,424	$1,383,575
Provisions	1,013,820	1,676,031	408,568
Charge-offs	(1,999,524)	(669,785)	(349,719)

Ending balance	$1,462,966	$2,448,670	$1,442,424

      Loss provisions are calculated as the difference between the estimated net realizable value and the carrying value at the measurement date. Any loss on liquidation or subsequent reduction in the carrying value is charged to operations through provision for losses. The Company periodically evaluates its reserves to determine their adequacy.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Net Investment Income and Net Gains/ (Losses) on Investments:

      The components of net investment income for the years ended September 30 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Trading securities	$1,099,573	$5,726,076	$5,449,701
Available-for-sale securities	22,731,033	16,706,592	12,753,095
Held-to-maturity securities	674,023	—	3,870,043
Real estate contracts and mortgages	70,093,973	41,407,090	34,371,438
Real estate held-for-sale and development	1,615,095	1,262,139	1,352,282
Other receivable investments	13,794,874	13,959,212	14,089,143
Policy loans	1,179,589	1,148,774	1,094,598
Cash and cash equivalents	625,640	2,562,795	824,068
Indebtedness of related parties	1,687,673	2,070,086	2,145,418

Gross investment income	113,501,473	84,842,764	75,949,786
Less investment expenses:
Salaries, commissions and employee benefits	1,564,669	1,556,661	1,226,844
Other operating and underwriting expenses	9,591,561	9,754,582	7,147,505
Interest expense	1,292,804	1,169,323	1,616,807

Net investment income	$101,052,439	$72,362,198	$65,958,630

      The components of net gains (losses) on investments for the years ended September 30, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Net gains on sales of real estate	$11,161,985	$237,312	$2,733,749
Net investment securities losses	(12,416,838)	(1,419,012)	(619,677)
Realized gains on sales of receivables	3,313,998	1,203,092	3,141,145
Provision for losses	(5,550,271)	(5,851,375)	(5,201,386)

Net gains (losses) on investments	$(3,491,126)	$(5,829,983)	$53,831

7.     Land, Buildings and Equipment:

      Land, buildings and equipment and related accumulated depreciation at September 30, 2002 and 2001 consisted of the following:

	2002	2001

Land	$885,366	$1,101,366
Buildings and improvements	3,957,240	3,914,079
Furniture and equipment	2,022,608	1,903,573

	6,865,214	6,919,018
Less accumulated depreciation	(2,583,166)	(2,309,723)

	$4,282,048	$4,609,295

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Life Insurance and Annuity Reserves:

      Life insurance and annuity reserves are based upon contractual amounts due to the policyholder, including credited interest. Annuity contract interest rates ranged from 3.00% to 9.95%, 3.75% to 9.95% and 4.65% to 10.25% during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. Interest rate assumptions used to compute life insurance reserves ranged from 4.5% to 6.5% during each of the fiscal years ended September 30, 2002, 2001 and 2000.

      The following is a summary of direct business and reinsurance transactions ceded to Old Standard and other reinsurers for the fiscal years ended September 30, 2002, 2001 and 2000:

		Ceded to Old	Ceded to
	Direct Amount	Standard	Others	Net Amount

As of and for the year ended September 30, 2002:
Life insurance and annuity premiums	$356,003,648	$56,527,704	$379,859	$299,096,085

Life insurance and annuity benefits	$168,457,365	$24,884,602	$195,349	$143,377,414

Life insurance and annuity reserves	$1,225,660,253	$148,258,177	$134,271	$1,077,267,805

As of and for the year ended September 30, 2001:
Life insurance and annuity premiums	$241,592,209	$694,544	$361,995	$240,535,670

Life insurance and annuity benefits	$211,642,826	$9,115,927	$635,660	$201,891,239

Life insurance and annuity reserves	$974,261,517	$109,459,087	$148,938	$864,653,492

As of and for the year ended September 30, 2000:
Life insurance and annuity premiums	$202,911,484	$27,434,956	$316,978	$175,159,550

Life insurance and annuity benefits	$258,067,904	$18,743,525	$37,706	$239,286,673

Life insurance and annuity reserves	$888,476,271	$111,217,445	$160,886	$777,097,940

      The Company has ceded a portion of certain life insurance risks, annuity reserves, and the related premiums to other companies, including Old Standard, an affiliate. Such reinsurance permits recovery of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risk reinsured. The Company is contingently liable for claims on ceded insurance business in the event the reinsuring companies do not meet their obligations under those reinsurance agreements. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Debt Payable:

      At September 30, 2002 and 2001, debt payable consisted of the following:

	2002	2001

Note payable to Federal Home Loan Bank of Seattle, interest rates ranging from 2.43% to 7.48% per annum; various maturity dates to March 2015; collateralized by $145.6 million $29.7 million, respectively, of various pledged securities	$103,000,000	$22,000,000
Real estate contracts and mortgage notes payable, interest rates ranging from 5.0% to 11.6%; due in installments through 2026; collateralized by senior liens on certain of the Company’s real estate contracts and mortgage notes receivable	846,582	1,109,973
Accrued interest payable	376,101	144,936

	$104,222,683	$23,254,909

      Aggregate amounts of principal and accrued interest payments due on debt payable as of September 30, 2002 are as follows:

Fiscal Year Ending September 30,

2003	$20,521,090
2004	20,156,244
2005	9,168,374
2006	10,181,445
2007	4,195,530
Thereafter	40,000,000

$104,222,683

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Income Taxes:

      The income tax effects of the temporary differences giving rise to the Company’s deferred tax assets and liabilities as of September 30, 2002 and 2001 are as follows:

	2002	2001

Deferred tax assets:
Realized impairments on investment securities	$7,382,844	$—
Unrealized loss on investment securities	—	1,274,075
Life insurance and annuity reserves	1,305,470	2,467,544
Guaranty fund reserves	710,565	726,157
Fixed assets	341,206	260,239
Other, net	85,570	1,338,715

Total deferred tax assets	9,825,655	6,066,730

Deferred tax liabilities:
Deferred acquisition costs	(23,985,777)	(18,891,814)
Unrealized gain on investment securities	(1,555,502)	—
Contract acquisition costs and discount yield adjustments	(2,359,298)	(3,202,329)
Other, net	(1,156,267)	(819,797)

Total deferred tax liabilities	(29,056,844)	(22,913,940)

Net deferred tax liability	$(19,231,189)	$(16,847,210)

      Following is a reconciliation of the provision for income taxes to an amount as computed by applying the statutory federal income tax rate to income before income taxes for the years ended September 30, 2002, 2001 and 2000:

	2002		2001		2000

Federal income taxes at statutory rate	$16,522,423	35%	$2,782,325	35%	$2,360,566	35%
Reduction in valuation allowance	—	—	(11,200,000)	(141)	—	—
Other	(44)	—	5,461	—	(3,551)	—

Income tax provision (benefit)	$16,522,379	35%	$(8,412,214)	(106)%	$2,357,015	35%

      The components of the income tax provision (benefit) for the for the years ended September 30, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Current	$16,967,977	$6,159,570	$92,184
Deferred	(445,598)	(14,571,784)	2,264,831

Total income tax provision (benefit)	$16,522,379	$(8,412,214)	$2,357,015

      At September 30, 2002, the Company had no unused net operating loss carryforwards. At September 30, 2002, the Company had no alternative minimum tax credit carryforwards.

      The Company’s $8.4 million tax benefit recorded during the fiscal year ended September 30, 2001, includes an $11.2 million tax benefit relating to an investment that was entered into in conjunction with Metropolitan in 1999. In total, the investment resulted in Western Life recording a $22.4 million tax benefit,

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes (continued)

of which $11.2 million was also recorded as an income tax benefit during the fiscal year ended September 30, 1999. The objectives for the investment were to produce economic gains combined with favorable tax benefits. Similar investments were presented throughout the United States to numerous individuals and companies (the “Participants”) as an investment and tax strategy. Prior to, and in conjunction with the investment, Metropolitan received two independent tax opinions relating to the investment. Additionally, Western Life and Metropolitan executed a supplement to their Federal Tax Sharing Agreement allowing Western Life to recover from Metropolitan up to $11.2 million, plus applicable interest on the $11.2 million, in federal income tax benefits derived from this investment that are not otherwise utilized by Western Life. The non-utilization of the income tax benefits could result from the expiration of the net operating loss carry forward limit of 20 years, disallowance on audit, or any enactment of law that may affect the utilization of the benefits.

      The Internal Revenue Service (IRS) has notified the Participants by general public notice that they have taken the position that the tax benefits relative to the investment would be disallowed. Western Life has received an audit notice from the IRS for the tax year in which the benefit attributable to the investment was claimed. However, a specific review of Western Life’s investment and related activity has not yet taken place. At September 30, 2002, the Company cannot reasonably estimate a loss, if any, associated with this transaction. In the event of an unfavorable determination relative to the investment, the earnings of the Company would be adversely affected by amounts disallowed in excess of $11.2 million, including interest if applicable. Any amounts that may be disallowed, up to $11.2 million including any applicable interest, as a result of an unfavorable determination are recoverable from Metropolitan under the terms of the supplement to the Federal Tax Sharing Agreement.

11.     Stockholder’s Equity:

     Preferred Stock

      The Company’s Series A preferred stock has a par value of $2.50 per share, is cumulative and the holders thereof are entitled to receive monthly dividends at an annual rate equal to the “Five Year Constant Maturity Rate” plus 2.00%. The Company’s Board of Directors may, at their sole option, declare a higher dividend rate; however, dividends shall be no less than 4% or greater than 14% per annum. The Series A preferred stock is available for sale to the public for $25 per share and is callable at the sole option of the Company’s Board of Directors at $25 per share. The Series A preferred stock has a liquidation preference of $25 per share, is non-voting and is senior to the Company’s common shares as to dividends. At September 30, 2002, no Series A preferred stock had been issued.

Common Stock

      The Company has Class A common stock with a par value of $0.01 per share. Common stock is subordinate in liquidation to preferred stock.

Dividend Restrictions

      Dividend restrictions are imposed statutorily by regulatory authorities on Western Life in which the Company has a 100% common stock ownership interest. Dividends from the insurance subsidiary can only be paid out of earned surplus. Earned surplus includes accumulated statutory basis earnings of the insurance subsidiary, but excludes surplus arising from unrealized capital gains or a revaluation of assets (see note 12).

Minority Interests

      Western Life has authorized 5 million shares of its non-voting $10 par Series A preferred stock, with 5,000,000 and 3,960,000 shares outstanding at September 30, 2002 and 2001, respectively. Metropolitan held

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Stockholder’s Equity (continued)

$50.0 million and $35.1 million at September 30, 2002 and 2001, respectively, and Consumers Insurance Company held $0 and $4.5 million of Western Life’s Series A preferred stock at September 30, 2002 and 2001.

      The holders of the preferred stock are entitled to receive dividends out of the net earnings available for dividends when and as declared by Western Life’s Board of Directors. Western Life’s Board of Directors determines the dividend rate of prime plus 1% annually and dividends payable on the preferred stock have priority to the payment of any dividends on Western Life’s common stock. Dividends are not cumulative and have no right to accrue if not declared. The preferred stock may be redeemed in whole or in part at the option of Western Life at a redemption price of not less than par. Dividend payments on the preferred stock were $2,747,250, $3,940,250 and $3,015,406 during fiscal years ended September 30, 2002, 2001 and 2000, respectively.

12.     Statutory Accounting and Regulatory Capital (unaudited):

      The Company’s life insurance subsidiary, Western Life, is required to file statutory basis financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory basis financial statements differ from GAAP. Selected statutory basis and GAAP basis financial statement balances as of and for the years ended September 30, 2002, 2001 and 2000 are as follows:

	Statutory	GAAP

Capital and surplus/stockholders’ equity:
2002	$97,897,498	$196,983,093
2001	73,520,668	136,039,538
2000	61,444,898	99,528,648
Net income (loss):
2002	$7,110,173	$30,684,546
2001	(120,616)	16,361,727
2000	5,385,593	4,387,459
Unassigned statutory surplus/retained earnings:
2002	$5,610,259	$101,807,062
2001	9,006,103	73,869,766
2000	14,489,898	61,448,289

      The National Association of Insurance Commissioners (the “NAIC”) adopted the Codification of Statutory Accounting Principles guidance, which replaced the Accounting Practices and Procedures manual as the NAIC’s primary guidance on statutory accounting. The adoption of the Codification guidance on January 1, 2001 resulted in a $1.8 million charge to Western Life’s statutory basis capital and surplus. State regulatory authorities also impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital (“RBC”) specify various weighting factors that are applied to financial balances or various levels of activity based on perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At the last annual review at its statutory reporting period at December 31, 2001, Western Life’s statutory-basis surplus exceeded the RBC requirements.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Statutory Accounting (unaudited) (continued)

      Statement of Statutory Accounting Principles No. 37, Mortgage Loans, requires that all costs incurred in connection with originating a loan, acquiring purchased loans or committing to purchase loans be charged to expense as incurred. The Washington State Insurance Department has granted Western Life a permitted accounting practice that differs from NAIC statutory accounting practices. The permitted practice allows Western Life to capitalize and amortize certain costs, including underwriting fee charges paid to its parent, incurred in connection with acquiring purchased loans through March 31, 1998, except that all such costs are to be amortized into investment income no later than December 31, 2004. At September 30, 2002, the permitted practice has resulted in an increase in Western Life’s statutory surplus of approximately $4.4 million.

      A reconciliation of GAAP net income to statutory net income for the years ended September 30, 2002, 2001 and 2000, respectively, is as follows:

	2002	2001	2000

Net Income-GAAP	$30,684,546	$16,361,727	$4,387,459
Adjustments to reconcile:
Deferred policy acquisition costs	(16,729,885)	(3,222,197)	3,360,555
State insurance guaranty fund	(215,372)	159,644	679,022
Annuity reserves and benefits	1,335,310	2,168,879	(3,346,757)
Capital gains (losses), IMR and Net Investment Income	(4,356,572)	(5,468,238)	(1,639,848)
Federal income taxes	(3,607,854)	(10,120,431)	1,945,162

Net Income-Statutory	$7,110,173	$(120,616)	$5,385,593

13.     Supplemental Disclosures for Statements of Cash Flows:

      The following table summarizes interest costs, net of amounts capitalized and income taxes paid (refunded) during the years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000

Interest, net of amounts capitalized	$1,061,639	$1,183,823	$1,491,425
Income taxes	1,168,958	(69,635)	(1,371,567)

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Supplemental Disclosures for Statements of Cash Flows (continued)

      Non-cash investing and financing activities of the Company are as follows during the years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000

Loans to facilitate the sale of real estate held	$19,204,500	$575,590	$5,814,668
Transfers between annuity products	55,233,008	92,705,437	85,116,027
Real estate held for sale and development acquired through foreclosure	22,014,941	13,461,983	17,854,587
Assumption of other debt payable in connection with the acquisition of real estate contracts and mortgage notes	—	377,895	206,264
Transfer of investments from trading portfolio to available-for-sale portfolio	38,593,522	15,193,478	—
Transfer of investments from held-to-maturity portfolio to available-for-sale portfolio	—	58,522,805	—
Securities retained from securitizations	—	—	41,773,518
Timing differences on settlements of securities sales	—	7,810,524	—
Timing differences on settlements of securities purchases	—	19,675,519	—

      During the fiscal years ended September 30, 2002 and 2001, changes in the Company’s investment strategy affected the classification of trading securities as they no longer qualified as investments held principally for the purpose of selling them in the near term. Accordingly, the Company reclassified approximately $38.6 million and $15.2 million during the fiscal years ended September 30, 2002 and 2001, respectively from trading to available-for-sale. At September 30, 2002, the Company did not have an active trading portfolio.

      At the date of initial application of SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, as amended, the Statement provided that an entity may transfer any held-to-maturity security into the available-for-sale category or the trading category. Accordingly, as part of the Company’s implementation of SFAS No. 133 on October 1, 2000, the Company reclassified approximately $58.5 million of investments from held-to-maturity to available-for-sale. The unrealized gain on the date of transfer was $0.4 million and was included in other comprehensive income.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Related-Party Transactions:

      During the years ended September 30, 2002, 2001 and 2000, the Company had the following related-party transactions with Metropolitan and its other affiliates due to common control of C. Paul Sandifur, Jr.:

	2002	2001	2000

Real estate contracts and mortgage notes receivable and other receivables sold to affiliates	$46,538,090	$13,307,619	$251,125,506
Gains on real estate contracts and mortgage notes receivable and other receivable instruments sold to Metro, Summit, Old Standard, Old West and Metwest	3,313,998	—	—
Real estate contracts and mortgage notes receivable and other receivable investments purchased from affiliates	7,146,951	127,925,213	494,754,295
Ceding of annuity premiums to Old Standard	56,527,704	694,544	27,434,956
Policyholder benefits recovered from Old Standard	24,884,602	9,115,927	18,840,440
Annuity servicing fees charged to Old Standard	486,541	441,703	374,964
Ceding commissions charged to Old Standard	3,324,726	74,737	1,479,000
Service fees paid to Summit Property Development	841,377	441,385	1,051,325
Net interest and dividends paid on preferred stock and surplus notes	2,747,250	3,940,250	3,283,343
Real estate contract acquisitions, investment servicing and other administrative overhead	8,485,904	7,833,917	10,725,674
Net change in indebtedness of affiliates	(957,697)	(653,802)	(4,483,632)
Interest received on indebtedness of affiliates	1,687,673	2,070,086	2,145,418
Repayment of surplus notes	—	—	9,450,000
Issuance of preferred stock of Western Life	10,400,000	5,000,000	9,450,000
Issuance of common stock of Western Life	17,372,674	12,559,565	—

      At September 30, 2002 and 2001, the Company had non-secured receivable due from (payables due to) affiliates of approximately $6.3 million and ($2.1 million), respectively.

      The Company entered into the following purchase and sale agreements during the fiscal year ended September 30, 2002.

      On March 28, 2002, Western Life agreed to sell to Old Standard and Old West a 69.20% undivided beneficial interest in a lottery trust owned by Western Life. The purchase price of $11.2 million, which was derived from future expected cash flows discounted at a 6.957% market rate, resulted in a gain of approximately $0.6 million.

      On August 15, 2002, Western Life agreed to sell to Old Standard and Old West the remaining interest in a certain Lottery Trust owned by Western Life. The purchase price of $6.2 million, which was derived from future expected cash flows discounted at a 5.527% market rate, resulted in a gain of approximately $0.7 million. Additionally, on August 15, 2002, Western Life agreed to sell to Old Standard and Old West a 95.83% undivided beneficial interest in a certain Lottery Trust owned by Western Life. The purchase price of $29.1 million, which was derived from future expected cash flows discounted at a 5.888% market rate, resulted in a gain of approximately $2.0 million.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Related-Party Transactions (continued)

      The market rates on the above lottery trust sales were calculated at 2.0% over the Treasury benchmark as of the date of the sale, which is consistent with corporate bonds with similar credit profiles along with recent transactions involving large blocks of lottery receivables.

      Western Life entered into a reinsurance agreement with Old Standard, which became effective July 1, 1998. Under this agreement, Western Life reinsured with Old Standard 75% of the risk on various annuity products. The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. Western Life receives ceding allowances equal to the actual commission plus 1.5% of the premium from Old Standard to compensate Western Life for its annuity issuance costs. Additionally, Western Life receives a fee from Old Standard for servicing the reinsured policies of approximately 0.40% annually on the cash value of the reinsured policies in addition to ceding allowances equal to the actual commission plus 1.5% of the premium.

      Summit Property Development, Inc., a wholly owned subsidiary of Summit Securities, Inc., one of the Company affiliates, provides real estate development services to the Company for a fee. These services may include the following: sales, marketing, market analysis, architectural services, design services, subdividing properties and coordination with regulatory groups to obtain the approvals that are necessary to develop a particular property.

      Real estate contract acquisitions, investment servicing and other administrative services are governed by two separate inter-company agreements executed between Western Life and Metropolitan. The Company believes that the charges incurred are reasonable and result in the payment to Metropolitan of all significant direct expenses incurred on the Company’s behalf.

      Indebtedness of related parties consisted of the following:

	September 30,

	2002	2001

Note receivable from Metropolitan Mortgage, interest at prime plus 1% (5.75% at September 30, 2002), due December 27, 2015; collateralized by commercial property located in Pasco, Washington	$7,968,092	$8,507,426
Note receivable from Metropolitan Mortgage, interest at 10.5% per annum, due January 1, 2010; collateralized by commercial property located in Spokane, Washington	10,953,838	11,372,201

	$18,921,930	$19,879,627

15.     Fair Value of Financial Instruments:

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

Publicly Traded Investment Securities—Fair value is determined by quoted market prices.

Non-Publicly Traded Investment Securities—Fair value is derived from quoted market prices for securities with similar characteristics and risks, or is estimated based upon expected discounted future cash flows. When determining expected future cash flows, the Company considers interest rates, estimated prepayment rates, collateral value and historical default rates experienced by the securities.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Fair Value of Financial Instruments (continued)

Real Estate Contracts and Mortgage Notes Receivable—For receivables (excluding accrued interest receivable), fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates. The prepayment estimates are based upon internal historical data. The discount rate is estimated using rates currently offered for receivables of similar characteristics that reflect the credit and interest rate risk inherent in the receivable.

Other Receivable Investments—The fair value of other receivable investments is based on the discounted value of future contractual cash flows. The discount rate is estimated using the rates currently offered for investments with similar credit ratings and similar remaining maturities.

Policy Loans—Policy loans are charged interest at a variable rate subject to current market conditions. Thus, carrying value approximates fair value.

Indebtedness of Related Party—For indebtedness of related party, the discount rate is estimated using rates currently offered for receivables of similar characteristics that reflect the credit and interest rate risk inherent in the loan.

Reinsurance Receivable—The fair value of reinsurance receivable is based on the discounted value of contractual cash flows. The discount rate is determined using the rates currently offered for similar reinsurance receivables.

Life Insurance and Annuity Reserves—The fair value of annuity reserves is based on the discounted value of contractual cash flows. The discount rate is determined using the rates currently offered for similar annuity reserves.

Debt Payable—The fair value of debt payable is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Fair Value of Financial Instruments (continued)

      The estimated fair values of the following financial instruments as of September 30, 2002 and 2001 are as follows:

	2002		2001

	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value

Financial assets:
Cash and cash equivalents	$44,035,987	$44,035,987	$53,286,888	$53,286,888
Investments:
Trading securities	—	—	48,818,530	48,818,530
Available-for-sale securities	458,488,402	458,488,402	267,833,620	267,833,620
Held-to-maturity securities	39,223,983	40,333,356	—	—
Real estate contracts and mortgage notes receivable	577,878,510	596,073,773	390,257,862	423,411,805
Other receivable investments	106,040,368	121,250,503	149,852,082	171,760,876
Policy loans	20,238,963	21,000,446	19,381,119	19,381,119
Indebtedness of related parties	18,921,930	20,230,417	19,879,627	21,957,987
Reinsurance receivable	148,392,448	150,308,655	109,608,025	111,056,188
Financial liabilities:
Life insurance and annuity reserves	1,225,660,253	1,241,487,326	971,216,177	984,048,079
Debt payable—principal	103,846,582	109,091,564	23,109,973	24,914,716

Limitations—The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of these financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates presented herein are not necessarily indicative of what the Company could realize in a current market exchange.

16.     Employee Benefit Plans:

      Metropolitan sponsors a Retirement Savings Plan (the “Plan”), authorized under Section 401(k) of the Tax Reform Act of 1986, as amended. This Plan is available to all of the Company’s employees over the age of 18 upon completion of six months of service. Prior to January 1, 2002, employees may defer from 1% to 15% of their compensation in multiples of whole percentages. Effective January 1, 2002, the plan was amended to allow employees to defer from 1% to 80% of their compensation up to the annual maximum amount as determined by the IRS.

      Prior to January 1, 1999, if Metropolitan had a net profit for the fiscal year ending within a calendar year, a match equal to 50% of pre-tax contributions up to 6% of the participant’s compensation was credited to the

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.        Employee Benefit Plans (continued)

account of each active participant on December 31. Effective January 1, 1999, the Plan was amended to modify the employer match to a discretionary matching contribution equal to a uniform percentage of the amount of the participant contribution, up to 6% of the participant’s annual compensation. The uniform percentage is to be determined annually by Metropolitan. Metropolitan may also make an additional discretionary contribution for any plan year. The Company’s contributions to the Plan were approximately $54,000, $0 and $61,000 during the years ended September 30, 2002, 2001 and 2000, respectively.

17.     Parent Company Only Financial Statements:

      The condensed balance sheet of Western Holding at September 30, 2002 is as follows:

2002

ASSETS
Cash and cash equivalents	$1,010,000
Equity in subsidiary company	146,983,093

Total assets	$147,993,093

STOCKHOLDER’S EQUITY
Common stock, $0.01 par, 100 shares outstanding	$1
Additional paid-in capital	147,993,092

Total stockholder’s equity	147,993,093

Total liabilities and stockholder’s equity	$147,993,093

      Western Holding’s condensed statement of operations for the year ended September 30, 2002 is as follows:

2002

Equity in undistributed income of subsidiaries	$27,937,296

Net income	$27,937,296

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Parent Company Only Financial Statements (continued)

      Western Holding’s condensed statement of cash flows for the period from May 3, 2002 to September 30, 2002 is as follows:

2002

Cash flows from operating activities:
Net income	$27,937,296
Adjustments to reconcile net income (loss) to net cash from operating activities	(27,937,296)

Net cash provided by operating activities	0

Cash flows from investing activities:
Net cash used by investing activities	0

Cash flows from financing activities:
Issuance of common stock and contributed capital	1,010,000

Net cash provided by financing activities	1,010,000

Net change in cash and cash equivalents	1,010,000
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$1,010,000

Non-cash investing activities:
Contribution of investment in Western Life common stock from Metropolitan	$125,329,064

      Accounting policies followed in the preparation of the preceding condensed financial statements of Western Holding are the same as those policies described in the consolidated financial statements except that the equity method was used in accounting for the investments in and net income from subsidiaries.

18.     Supplementary Financial Information (unaudited):

      Supplementary financial information of the Company for each three-month period (September 30, June 30, March 31 and December 31) of the fiscal years ended September 30, 2002 and 2001 are as follows:

	Three Months Ended

	September	June	March		December	September	June	March	December
	2002	2002	2002		2001	2001	2001	2001	2000

	(Dollars in thousands)
STATEMENTS OF
INCOME DATA:
Revenues	$36,868	$23,557	$16,388		$22,515	$27,587	$15,814	$10,233	$14,869

Net income (loss)	$19,245 (1)	$5,887 (2)	$(405	) (3)	$3,211	$7,995	$10,237	$(4,578)	$(1,232)

(1)	Includes gains on real estate sales of $7.2 million, net of tax; reversal of previously amortized deferred policy acquisition costs of $5.7 million, net of tax; and investment impairments of $5.2 million, net of tax.

(2)	Includes reversal of previously amortized deferred policy acquisition costs of $1.9 million; net of tax; and investment impairments of $2.0 million, net of tax.

(3)	Includes investment impairments of $4.4 million, net of tax.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule I	Summary of Investments—Other Than Investments in Related Parties as of September 30, 2002
Schedule III	Supplementary Insurance Information as of September 30, 2002, 2001 and 2000 and for each of the years then ended
Schedule IV	Reinsurance as of September 30, 2002, 2001 and 2000 and for each of the years then ended
Schedule V	Valuation and Qualifying Accounts as of September 30, 2002

      All schedules, other than those listed above, are omitted because the information is not required or because the information is included in the Company’s Consolidated Financial Statements or Notes thereto.

SCHEDULE I

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

September 30, 2002

			Amount at
			Which Shown on
Types of Investments	Amortized Cost	Market Value	Balance Sheet

FIXED MATURITIES
Investments:
U.S. Government and Government Agencies and Authorities	$59,885,625	$60,666,185	$60,382,621
Corporate Bonds	20,030,550	19,911,047	19,911,047
Mortgage and Asset Backed Bonds	373,222,332	378,225,786	377,399,977

TOTAL FIXED MATURITIES	$453,138,507	$458,803,018	$457,693,645

Equity Securities	$37,085,773	$36,974,929	$36,974,929

Venture Capital/ Limited Partnership	$3,043,811	$3,043,811	$3,043,811

Real Estate Contracts and Mortgage Notes Receivables and Other Receivable Investments	$683,918,878		$683,918,878
Less Allowance for Losses on Receivables	(8,697,778)		(8,697,778)

NET RECEIVABLES	$675,221,100		$675,221,100

REAL ESTATE HELD FOR SALE AND DEVELOPMENT	$51,208,831		$51,208,831

OTHER ASSETS—POLICY LOANS	$20,238,963		$20,238,963

TOTAL INVESTMENTS	$1,239,936,985		$1,244,381,279

SCHEDULE I

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

LOANS ON REAL ESTATE

      At September 30, 2002, the Company held contracts and mortgage notes Receivables with face values as follows:

			Weighted
	Carrying	Delinquent	Average	Weighted
	Amount of	Principal	Coupon	Average
Description	Receivables	Amount(2)	Rate(3)	Yield

Commercial(1)	$342,632,510	$25,240,264	13.1%	15.8%
Residential	158,265,860	15,072,032	9.0%	10.5%
Other	88,862,967	5,668,721	9.6%	12.0%
Unrealized discounts, net of unamortized acquisition cost, on Receivables purchased at a discount	(11,882,827)

	$577,878,510	$45,981,017

(1) The commercial real estate Receivables are defined as those generated through the Company’s commercial lending source.

(2) The principal amounts of real estate Receivables subject to delinquent principal or interest is defined as being in arrears for more than 90 days.

(3) Approximately 1% of the real estate Receivables are subject to variable interest rates.

      The future maturities of the aggregate amounts of Commercial Receivables (face amount) are as follows:

Commercial
Principal

Due in one year or less	$101,140,252
Due after one year through five years	177,884,386
Due after five years	63,607,872

$342,632,510

SCHEDULE I

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

LOANS ON REAL ESTATE

Years Ended September 30, 2002, 2001 and 2000

	2002	2001	2000

Balance at beginning of period	$390,257,862	$330,076,232	$414,044,130
Additions during period:
New receivables—cash	311,871,483	242,062,586	465,274,629
Loans to facilitate the sale of real estate held—non cash	19,204,500	575,590	5,814,668
Assumption of other debt payable in conjunction with acquisition of new receivables—non cash	—	377,895	206,264
Earned discount amortization	20,688,548	5,654,226	3,276,304

Total additions	351,764,531	248,670,297	474,571,865

Deductions during period:
Collections of principal—cash	136,869,677	86,898,639	125,150,888
Cost of receivables sold	2,022,056	88,361,472	414,347,647
Foreclosures—non cash	25,252,150	13,228,556	19,041,228

Total deductions	164,143,883	188,488,667	558,539,763

Balance at end of period	$577,878,510	$390,257,862	$330,076,232

SCHEDULE I

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

REAL ESTATE HELD FOR SALE AND DEVELOPMENT

	Year Ended September 30,

	2002	2001	2000

Balance at beginning of period	$41,570,247	$33,315,087	$38,300,482
Additions during period:
Purchases and development costs	12,457,131	9,986,539	5,503,299
Foreclosures	20,015,417	12,792,197	15,302,476

Total additions	32,472,548	22,778,736	20,805,775

Deductions during period:
Depreciation	304,575	267,600	299,600
Real estate sold	21,066,423	14,255,976	25,491,570

Total deductions	21,370,998	14,523,576	25,791,170

Balance at end of period	$52,671,797	$41,570,247	$33,315,087

SCHEDULE III

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

SUPPLEMENTARY INSURANCE INFORMATION

	Deferred	Benefits,		Other Policy
	Policy	Losses, Claims		Claims and
	Acquisition	and Loss	Unearned	Benefits
	Cost	Expense	Premiums	Payable

September 30, 2002
Life Insurance and Annuities	$72,205,121	$1,225,660,253	$—	$—

September 30, 2001
Life Insurance and Annuities	$56,356,646	$971,216,177	$—	$—

September 30, 2000
Life Insurance and Annuities	$55,059,377	$886,510,121	$—	$—

SCHEDULE III

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

SUPPLEMENTARY INSURANCE INFORMATION

			Benefit	Amortization
			Claims,	of Deferred
		Net	Losses and	Policy	Other
	Premium	Investment	Settlement	Acquisition	Operating
	Revenue	Income	Expenses	Costs	Expenses

September 30, 2002
Life Insurance and Annuities	$1,766,851	$101,052,439	$53,131,625	$(5,016,172)	$4,005,786

September 30, 2001
Life Insurance and Annuities	$1,971,123	$72,362,198	$47,473,339	$8,650,000	$4,430,486

September 30, 2000
Life Insurance and Annuities	$2,406,532	$65,958,630	$46,122,863	$12,300,000	$3,251,656

SCHEDULE IV

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

SUPPLEMENTARY REINSURANCE INFORMATION

			Assumed		Percentage
		Ceded to	From		of Amount
		Other	Other	Net	Assumed to
	Gross Amount	Companies	Companies	Amount	Net

September 30, 2002
Life insurance in force	$234,636,728	$31,255,290	$—	$203,381,438	$—
Premiums
Life insurance	$1,520,101	$223,503	$—	$1,296,598	$—
September 30, 2001
Life insurance in force	$244,702,038	$33,711,514	$—	$210,990,524	$—
Premiums
Life insurance	$1,698,983	$332,611	$—	$1,366,372	$—
September 30, 2000
Life insurance in force	$259,975,571	$37,594,536	$—	$222,381,035	$—
Premiums
Life insurance	$1,766,947	$308,923	$—	$1,458,024	$—

SCHEDULE V

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended September 30, 2002, 2001 and 2000

		(Reductions)	Deductions
	Balance at	Charges to	and
	Beginning	Costs and	Accounts	Balance at
Description	of Year	Expenses	Written Off	End of Year

Allowance for probable losses on receivables
2002	$9,166,763	$4,536,451	$5,005,436	$8,697,778
2001	6,275,101	4,175,344	1,283,682	9,166,763
2000	3,037,582	4,792,818	1,555,299	6,275,101
Allowance for probable losses on real estate held for sale deducted from real estate held for sale in balance sheet
2002	$2,448,670	$1,013,820	$1,999,524	$1,462,966
2001	1,442,424	1,676,031	669,785	2,448,670
2000	1,383,575	408,568	349,719	1,442,424

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation of Western United Holding Company.(1)
3.2	Bylaws of Western United Holding Company.(1)
4.1	Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock, Series A.(1)
10.1	Receivable Acquisition and Underwriting Agreement between Western United Life Assurance Company and Metropolitan Mortgage & Securities Co., Inc.(1)
10.2	Form of General Support Services and Rental Agreement between Western United Life Assurance Company and Metropolitan Mortgage & Securities Co., Inc., as amended. (1)
10.3	First Amendment to General Support Services and Rental Agreement between Western United Life Assurance Company and Metropolitan Mortgage & Securities Co., Inc.(1)
12.1	Statement regarding computation of ratios.
16.1	Letter regarding change in certifying accountant.
21.1	Subsidiaries of the Registrant.

(1)	Incorporated by reference to the Registrants Registration Statement on Form S-1, Registration No. 333-72346-01.