Form 10-Q
period 2002-12-31
WESTERN UNITED HOLDING CO
filed 2003-02-14
CIK 1175790

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: N/A.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [   ] No [   ] N/A.

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the Registrant’s common stock as of January 31, 2002 was 100.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets As of December 31, 2002 and September 30, 2002
Consolidated Statements of Operations Three Months Ended December 31, 2002 and 2001
Consolidated Statements of Comprehensive Income (Loss) Three Months Ended December 31, 2002 and 2001
Consolidated Statement of Stockholder’s Equity Three Months Ended December 31, 2002
Consolidated Statements of Cash Flows Three Months Ended December 31, 2002 and 2001
Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2002	2002

	(unaudited)
Assets:
Investments:
Available-for-sale securities, at fair value	$273,352,082	$458,488,402
Held-to-maturity securities, at amortized cost	290,409,205	39,223,983
Real estate contracts and mortgage notes and other receivables, net of discounts and origination fees	779,819,846	683,918,878
Allowance for losses on receivables	(10,104,354)	(8,697,778)
Policy loans	19,908,094	20,238,963
Real estate held for sale and development at the lower of cost or market, net of allowances of $2,125,098 and $1,462,966	70,977,726	51,208,831

Total investments	1,424,362,599	1,244,381,279

Cash and cash equivalents	25,931,170	44,035,987
Accrued interest on investments	20,606,134	14,464,644
Reinsurance receivable	148,145,873	148,392,448
Deferred policy acquisition costs	73,500,941	72,257,621
Due from affiliate	—	6,276,448
Indebtedness of related parties	18,661,114	18,921,930
Land, buildings and equipment, net	4,244,739	4,282,048
Other assets	11,667,486	10,978,546

Total other assets	302,757,457	319,609,672

Total assets	$1,727,120,056	$1,563,990,951

Liabilities:
Reserves, payables, and accrued liabilities:
Life insurance and annuity reserves	$1,289,477,162	$1,224,344,910
Policyholder funds on deposit	1,318,448	1,315,343
Accounts payable and accrued expenses	6,789,518	4,556,963
Due to affiliate	10,192,355	—

Total reserves, payables, and accrued liabilities	1,307,777,483	1,230,217,216

Debt payable, including accrued interest	149,366,930	104,222,683
Current income taxes payable	9,040,042	12,326,770
Deferred income taxes, net	19,056,269	19,231,189
Minority Interest	50,000,000	50,000,000

Total liabilities	1,535,240,724	1,415,997,858

Stockholder’s equity:
Preferred stock, $10 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A, $0.01 par value, 5,000,000 shares authorized, 100 shares issued and outstanding	1	1
Paid-in and contributed capital	84,697,238	43,297,238
Accumulated other comprehensive income	2,563,934	2,888,792
Retained earnings	104,618,159	101,807,062

Total stockholder’s equity	191,879,332	147,993,093

Total liabilities and stockholder’s equity	$1,727,120,056	$1,563,990,951

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	December 31,

	2002	2001

Revenues:
Premiums and annuity considerations	$403,761	$471,171
Net investment income	29,782,900	22,048,524
Net gains (losses) on sales of investments	(4,686,425)	347,124

Total revenues	25,500,236	22,866,819

Expenses:
Life insurance and annuity benefits	15,593,631	13,168,323
Commissions to agents	3,464,426	1,589,611
Administrative and other expenses	2,133,962	923,107
Capitalization of deferred policy acquisition costs	(3,820,950)	(1,879,840)
Amortization of deferred policy acquisition costs	2,700,000	2,525,000

Total expenses	20,071,069	16,326,201

Income before income taxes and minority interest	5,429,167	6,540,618
Income taxes	(1,899,320)	(2,289,217)

Net income before minority interest	3,529,847	4,251,401
Income of consolidated subsidiary allocated to minority stockholders	(718,750)	(1,039,500)

Net income	$2,811,097	$3,211,901

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
	December 31,

	2002	2001

Net income	$2,811,097	$3,211,901

Other comprehensive income (loss), net of income tax:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period(1)	(1,175,986)	(3,900,826)
Less reclassification adjustment for (gains) losses included in net income(2)	851,128	(672,798)

Net other comprehensive income (loss)	(324,858)	(4,573,624)

Comprehensive income (loss)	$2,486,239	$(1,361,723)

(1)	Net of related tax of ($633,220) and ($2,097,779) during the three months ended December 31, 2002 and 2001, respectively.

(2)	Net of related tax of $458,300 and ($362,276) during the three months ended December 31, 2002 and 2001, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(UNAUDITED)

			Accumulated
		Paid-in and	Other		Total
	Common	Contributed	Comprehensive	Retained	Stockholder's
	Stock	Capital	Income	Earnings	Equity

Balance, October 1, 2002	$1	$43,297,238	$2,888,792	$101,807,062	$147,993,093
Net income				2,811,097	2,811,097
Net unrealized losses on available- for-sale securities, net of income tax benefit of $174,920			(324,858)		(324,858)
Contributed capital		41,400,000			41,400,000

Balance, December 31, 2002	$1	$84,697,238	$2,563,934	$104,618,159	$191,879,332

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,

	2002	2001

Cash flow from operating activities:
Net income	$2,811,097	$3,211,901
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of trading securities	—	13,590,118
Proceeds from maturities of trading securities	—	1,020,171
Acquisition of trading securities	—	(4,669,460)
Earned discount on investments	(7,692,270)	(6,553,678)
Losses (gains) on investments, net	1,339,312	(1,165,653)
Losses (gains) on sales of real estate, net	6,219	(956)
Provision for losses	3,272,043	819,486
Depreciation and amortization	227,706	200,655
Deferred income tax benefit	(174,920)	(2,460,055)
Changes in assets and liabilities:
Deferred acquisition costs, net	(1,243,320)	645,160
Life insurance and annuity reserves	11,594,680	13,349,169
Accrued interest on investments	(6,488,407)	(2,667,496)
Accrued interest on debt payable	166,906	31,218
Other assets	(3,535,786)	7,344,698
Accounts payable and accrued expenses	2,232,555	(148,797)
Amounts due to/from affiliates	16,468,803	(4,480,110)

Net cash provided by operating activities	18,984,618	18,066,371

Cash flow from investing activities:
Proceeds from maturities of available-for-sale securities	8,215,533	18,080,164
Proceeds from sales of available-for-sale securities	93,142,165	26,433,172
Purchases of available-for-sale securities	(183,462,812)	(109,845,587)
Proceeds from maturities of held-to-maturity securities	12,668,929	—
Principal payments received on real estate contracts and mortgage notes and other receivable investments	11,444,363	37,838,439
Proceeds from sales of real estate contracts and mortgage notes and other receivable investments	3,797,431	2,001,273
Purchases and originations of real estate contracts and mortgage notes and other receivable investments	(107,442,496)	(49,353,528)
Proceeds from sales of real estate	2,142,671	1,897,492
Purchases of and costs associated with real estate held for sale and development	(17,897,786)	(1,709)
Other capital expenditures	(34,536)	(22,341)

Net cash used in investing activities	(177,426,538)	(72,972,625)

Cash flow from financing activities:
Receipts from life and annuity products	87,540,646	40,013,211
Withdrawals of life and annuity products	(36,272,594)	(29,367,103)
Ceding of life and annuity products to reinsurers	—	(83,669)
Ceding of life and annuity products from reinsurers	2,430,894	3,217,219
Increase (decrease) in notes payable	44,977,341	9,853,684
Increase (decrease) in related party indebtedness	260,816	199,502
Issuance of common stock to Parent	—	17,200,038
Contributed capital from Parent	41,400,000	—

Net cash provided by financing activities	140,337,103	41,032,882

Net change in cash and cash equivalents	(18,104,817)	(13,873,372)
Cash and cash equivalents:
Beginning of period	44,035,987	53,286,888

End of period	$25,931,170	$39,413,516

Non cash investing and financing activities of Company:
Real estate held for sale and development acquired through foreclosure	5,788,307	2,295,818
Transfers between annuity products	7,514,794	8,614,706
Transfer of investments from available-for-sale portfolio to held-to-maturity portfolio	262,518,789	—
Transfer of investments from trading portfolio to available-for-sale portfolio	—	37,382,757
Timing difference on settlements of securities sales	—	11,522,708
Timing difference on settlements of securities purchases	—	100,957

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Western United Holding Company and Subsidiary (the “Company”) as of December 31, 2002, the results of operations for the three months ended December 31, 2002 and 2001 and the cash flows for the three months ended December 31, 2002 and 2001. The results of operations for the three months ended December 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company’s fiscal 2002 Form 10-K.

     Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on net income (loss) or retained earnings as previously reported.

2.     Subsequent Event

     The Company registered for sale up to $50.0 million of Series A preferred stock at December 31, 2002. Effective January 2, 2003, the preferred stock sale was completed and the Company issued 437,604 shares of preferred stock and received proceeds of approximately $10.9 million.

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

     In conjunction with Metropolitan, the Company has been investing in receivables for its own account for 28 years. One of the Company’s principal investment activities is investing in receivables that are cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes, and other investments (“Receivables”).

Critical Accounting Policies

     The accounting policies described below are those that the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates the Company makes using information available at the time the estimates are made. However, the estimates could change materially if different information or assumptions are used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies used by the Company in preparing its consolidated financial statements is included elsewhere in the Company’s audited financial statements for the year ended September 30, 2002.

Asset Valuations

Investments

     The Company classifies its investments in debt and equity securities as “available-for-sale” or “held-to-maturity.” The significant accounting policies related to these investment classifications are as follows:

Available-for-Sale Securities. Available-for-sale securities, consisting primarily of mortgage- and asset-backed securities, government-backed bonds, corporate bonds, equity securities and venture capital investments, are carried at quoted and estimated fair values. Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes, as a component of stockholder’s equity. The Company continually monitors its investment portfolio for other than temporary impairment of securities. When an other than a temporary decline in the value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a realized loss in the statement of operations. Any recovery of value in excess of the investment’s new cost basis is recognized as a realized gain only on sale, maturity or other disposition of the investment. Factors that the Company evaluates in determining the existence of an other than temporary decline in value include (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed securities, the Company considers the security rating and the amount of credit support available for the security.

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

Allowances for Losses

Allowance for Losses on Receivables. Commercial Loans are individually monitored for impairment. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Probable is defined as “future events are likely to occur.” When a loan has been identified as impaired, the Company determines the allowance for loss based on the estimated fair market value, less estimated liquidation expenses, of the collateral compared to the carrying value of the receivable. The estimated fair market value is based on the most recent appraisal of the collateral. If the most recent appraisal is more than one year old, a new appraisal is ordered. In the interim, estimated fair market value is established through a review of the appraisal in addition to a review of other relevant market information. When reviewing the most recent appraisal, the Company considers the type of property, changes in the economic factors of the region and the underlying appraisal assumptions. If the estimated fair market value of the collateral is less than the carrying value, an allowance for loss is recognized.

The remaining real estate contracts and mortgage notes receivable portfolio is made up of a large group of smaller-balance homogenous loans that are collectively evaluated for impairment. The Company establishes an allowance for inherent losses on the receivables based primarily on current delinquencies and recent foreclosure and loss experience. To the extent actual experience differs from assumptions, such adjustments would be included in the statement of operations.

Allowances for losses on real estate contracts and mortgage notes receivable are based on the carrying value of the receivable, including accrued interest. Accordingly, the Company accrues interest on delinquent receivables until foreclosure.

Allowance for Losses on Real Estate Held for Sale and Development. The allowance for losses on real estate held for sale and development includes amounts for estimated losses as a result of impairment in value. The Company reviews its real estate properties for impairment in value whenever events or circumstances indicate that the carrying value of the asset may exceed its fair market value. The carrying value of a repossessed property is determined as of the date of repossession of the property and is based on the lower of fair market value less selling costs or carrying value at the time the property was repossessed. For non-commercial properties, an appraisal is obtained on the foreclosed property to determine its fair market value at time of repossession. For commercial properties, an appraisal is obtained on the foreclosed property to determine the fair market value only if the most recent appraisal is more than one year old, otherwise the existing appraisal is used. Periodically, the Company may not order an updated appraisal in accordance with its established policies if current negotiations with a potential purchaser can establish an indication of value.

Subsequent to repossession (or acquisition in the case of development properties), if the value of the property declines such that the fair market value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment is recognized in the statement of operations.

Deferred Policy Acquisition Costs

     Deferred policy acquisition costs, consisting of commissions and other insurance underwriting and annuity policy costs, are deferred, and amortized over the lives of the contracts or policies in proportion to the present value of estimated future gross profits. To the extent actual experience differs from assumptions, and to the extent estimates of future gross profits require revision, the unamortized balance of deferred policy acquisition costs is adjusted accordingly; these adjustments would be included in the statement of operations.

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

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

     The following table presents the components of the results of operations during the three months ended December 31, 2002 and 2001:

	Three Months Ended
	December 31,

	2002	2001

Net investment spread	$14,189,269	$8,880,201
Net non-investment expense	(5,194,627)	(2,041,547)
Capitalized deferred costs, net of amortization	1,120,950	(645,160)

Income before gains (losses) on investments	10,115,592	6,193,494
Net gains (losses) on investments	(4,686,425)	347,124

Income before income taxes	5,429,167	6,540,618
Income taxes	(1,899,320)	(2,289,217)

Net income before minority interest	3,529,847	4,251,401
Income of consolidated subsidiary allocated to minority stockholders	(718,750)	(1,039,500)

Net income	$2,811,097	$3,211,901

Net Investment Spread

     Net investment spread consists of interest and earned discounts on Receivables and other investments, net of interest expense, insurance policy and annuity benefits, and salaries, commissions and other expenses incurred as a result of owning the investments.

     Insurance policy and annuity benefits primarily consist of interest credited on outstanding policies at the rates of return specified in the policy. When an annuity or an insurance policy is issued, these rates of return are guaranteed for a limited number of years. After that, subject to any guaranteed rate of return specified in the insurance policy or annuity, these rates of return may be adjusted at the Company’s discretion. Additionally, insurance and annuity policy benefits also include payments of death claims on mortality contracts. These mortality contracts account for approximately 2% of direct premiums with a portion of the life risk being offset by reinsurance treaties.

     The following table presents the components of net investment spread during the three months ended December 31, 2002 and 2001:

	Three Months Ended
	December 31,

	2002	2001

Net investment spread:
Gross investment income	$34,196,360	$25,119,751
Investment expenses	(4,413,460)	(3,071,227)
Insurance policy and annuity benefits	(15,593,631)	(13,168,323)

Net investment spread	$14,189,269	$8,880,201

     The following table presents the net average yields realized by the Company on interest sensitive assets and liabilities during the three months ended December 31, 2002 and 2001 based on average monthly ending asset/liability balances:

	December 31,	December 31,
	2002 Average	2001 Average

Interest sensitive assets:
Securities Investments (including cash)	$588,418,442	$376,673,414
Yield	5.18%	6.52%
Real estate contracts and mortgage notes receivable	$618,391,131	$401,354,692
Yield	14.99%	14.30%
Other receivables	$104,710,411	$151,124,575
Yield	8.13%	8.62%
Policy loans	$19,619,151	$19,409,527
Yield	7.39%	7.14%
Indebtedness of related parties	$18,791,803	$19,780,128
Yield	8.53%	9.34%
Interest sensitive liabilities:
Life insurance and annuity reserves, net of reinsurance receivable	$1,113,499,015	$876,259,394
Yield	5.60%	6.01%
Debt payable	$139,302,048	$25,680,008
Yield	4.31%	7.37%

     The increase in net investment spread from 2001 to 2002 was primarily due to an increase in annuity products sold by Western Life, which resulted in an increase in the commercial lending activities of Western Life. Commercial Loans, which have higher yields than the residential portfolio, accounted for 62% of the outstanding principal balance of real estate contracts and mortgage notes receivable at December 31, 2002, compared to 35% at December 31, 2001.

     Western Life has experienced a decrease in the yields on its investment portfolio as the 5-year constant maturity U.S. Treasury rate, which is similar to the average maturity of its fixed income portfolio, has decreased. During the twelve-month period ended December 31, 2002 proceeds from the sale and maturities of the investment portfolio totaled $448.5 million. As proceeds from the sales and maturities were reinvested back into a lower interest rate market, the overall portfolio yield was reduced. Additionally, Western Life’s recent focus on improving the average credit rating of the investment portfolio has also contributed to the reduction in the investment yields. At December 31, 2002, approximately 74.6% of Western Life’s portfolio was rated either AAA or AA compared to 56.2% at December 31, 2001. The higher credit rating is expected to result in a lower effective yield, but also reduced credit risk.

     The reduction in the interest rate environment during the last twelve months has allowed Western Life to borrow funds on its secured line of credit with the Federal Home Loan Bank of Seattle at lower interest rates. This borrowing facility has led to a reduction in the current year debt payable cost of funds.

     The increase in investment expenses was primarily due to approximately $0.9 million increase in interest expense and approximately $0.4 million increase in servicing fees. The increase in interest expense is primarily the result of an increase in advances on the secured line of credit with the Federal Home Loan Bank of Seattle. The increase in servicing fees is the result of an increase in the Company’s Receivable portfolio.

     The following table summarizes the rate/volume changes in the Company’s interest sensitive assets between the three months ended December 31, 2002 and 2001 by interest sensitive asset class:

	Three months ended December 31, 2002 vs.
	Three months ended December 31, 2001

	Increase (Decrease)
	Due to

	Volume	Rate	Total Change

Interest sensitive assets:
Investments (including cash)	$3,449,217	$(1,958,673)	$1,490,544
Real estate contracts and mortgage notes receivable	7,758,262	1,073,264	8,831,526
Other receivables	(999,757)	(127,686)	(1,127,443)
Policy loans	3,743	12,196	15,939
Indebtedness of related party	(23,076)	(38,239)	(61,315)

	$10,188,389	$(1,039,138)	$9,149,251

Gains (Losses) on Investments

     The components of gains (losses) on investments for the three months ended December 31, 2002 and 2001 are as follows:

	Three Months Ended
	December 31,

	2002	2001

Net gains (losses) on sale of real estate	$(6,219)	$956
Net investment securities gains (losses)	(1,339,311)	1,165,654
Realized gains on sale of receivables	(68,852)	—
Provision for loss on real estate loans and assets	(3,272,043)	(819,486)

Net gains (losses) on investments	$(4,686,425)	$347,124

Net Investment Securities Gains (Losses)

     The components of net investment securities gains (losses) for the three months ended December 31, 2002 and 2001 are as follows:

	Three Months Ended
	December 31,

	2002	2001

Other than temporary declines in value:
Equity securities	$(122,289)	$(10,476)
Other securities	(1,333,765)	(20,296)
Realized gains (losses):
Securities investments	116,743	1,065,846
Realized gains on trading securities	—	130,580

Net investment securities gains (losses)	$(1,339,311)	$1,165,654

     Other than temporary declines in value

     During the three-month period ended December 31, 2002, the Company recorded approximately $1.3 million in other than temporary impairments on certain fixed income securities. The impairments were primarily due to deterioration in the underlying collateral of certain asset-backed securities in addition to credit deterioration in some higher yielding corporate bond investments.

     Net Non-Investment Expense

     The following table presents the components of net non-investment expense during the three months ended December 31, 2002 and 2001:

	Three Months Ended
	December 31,

	2002	2001

Non-investment income:
Premiums and annuity considerations	$403,761	$471,171

Total non-investment income	403,761	471,171

Non-investment expense:
Commissions to agents	3,464,426	1,589,611
Administrative and other expenses	2,133,962	923,107

Total non-investment expense	5,598,388	2,512,718

Net non-investment expense	$5,194,627	$2,041,547

     The increase in administrative and other expenses was primarily due to a $0.3 million increase in cost sharing expenses paid to Metropolitan in accordance with an established inter-company agreement, a $0.3 million increase in audit fees, a $0.3 million increase in guaranty fund assessments as a result of a $0.2 million refund received during the three month period ended December 31, 2001, and an increase in other operating expenses as a result of an overall growth in the Company’s assets.

Capitalized deferred policy acquisition costs, net of amortization

     Capitalized deferred policy acquisition costs, net of amortization, is comprised of the capitalization of expenses incurred to sell and underwrite life and annuity policies, offset by the amortization of previously capitalized expenses. The following table reflects the components of the net change in deferred acquisition costs reported by the Company for three months ended December 31, 2002 and 2001:

	Three Months Ended
	December 31,

	2002	2001

Current period costs capitalized	$(3,820,950)	$(1,879,840)
Amortization of previously capitalized expenses	2,700,000	2,525,000

Net amortization (capitalization) of deferred policy acquisition costs	$(1,120,950)	$645,160

     The increase in current period costs capitalized is due primarily to a $2.1 increase in commissions paid on annuity business, net of ceding. Annuity business production during the three-month period ended December 31, 2002 was approximately $87.5 million compared to approximately $40.0 million during the similar period ended December 31, 2001.

Unrealized Losses on Investments

     Temporary declines in the fair market value of investments that are “available-for-sale” are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related income taxes, as a component of stockholders’ equity. The Company continually monitors its investment portfolio for other than temporary impairments of its securities. When an other than temporary decline in value below cost or amortized cost is identified, the investment is reduced to its fair market value, which becomes the new cost basis of the investment. The amount of reduction is reported as a realized loss in the statement of operations. In determining whether the losses are temporary or other than temporary, the Company considers (1) the length of time and extent to which the fair market value has been less than cost, (2) the circumstances contributing to the decline in fair market value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed investments, the Company also considers the credit rating and determines the amount of credit support available for the security. At December 31, 2002, the Company’s investment portfolio had approximately $2.5 million in unrealized losses that were deemed to be temporary. To the extent that any losses currently deemed as temporary are determined to be other than temporary in the future, the unrealized losses will be reported as realized losses in future statements of operations.

     The following table stratifies the unrealized losses as of December 31, 2002 by investment category:

	Carrying Value	Unrealized Losses

Government-backed bonds	$9,226,648	$(15,413)
Corporate bonds	26,621,865	(26,498)
Mortgage- and asset-backed securities	128,092,396	(1,712,827)

Total fixed income maturities	163,940,909	(1,754,738)

Common stocks	14,561	(2,851)
Preferred stocks	5,923,774	(81,719)
Venture Capital/Limited Partnerships	8,782,357	(612,896)

Totals	$178,661,601	$(2,452,204)

     The following table stratifies the unrealized losses as of December 31, 2002 by market sector:

	Carrying Value	Unrealized Losses

Agency	$9,226,648	$(15,413)

Government-backed bonds	9,226,648	(15,413)

Corporate bonds	26,621,865	(26,498)

Collateralized mortgage obligation	92,967,586	(475,822)
Other asset-backed	15,393,448	(1,074,096)
Mortgage-backed security	272,041	(682)
Home equity	13,735,766	(1)
Manufactured housing	5,723,555	(162,226)

Mortgage- and asset-backed securities	128,092,396	(1,712,827)

Common stocks	14,561	(2,851)
Preferred stocks	5,923,774	(81,719)
Venture Capital/Limited Partnerships	8,782,357	(612,896)

Totals	$178,661,601	$(2,452,204)

     The following table stratifies the unrealized losses as of September 30, 2002 by credit rating:

	Carrying Value	Unrealized Losses

AAA	$115,125,369	$(611,200)
AA	11,175,060	(430,455)
A	6,979,331	(477,498)
BBB	34,321,423	(99,318)
Other	2,263,500	(217,986)
Common stocks	14,561	(2,851)
Venture Capital/Limited Partnerships	8,782,357	(612,896)

Totals	$178,661,601	$(2,452,204)

     Unrealized losses relating to the investment grade assets (BBB and higher) are generally due to changes in interest rates that may include changes in spreads to benchmarks for a particular sector of the market. To the extent that unrealized losses in the Company’s investment grade portfolio are the result of issues other than interest rate changes, the investments are evaluated for other than temporary impairment. At December 31, 2002, approximately $0.9 million in unrealized losses in the Company’s investment grade assets were due to investments in airline-related asset-backed securities. In determining whether these losses were temporary or other than temporary, the Company considered (1) recent performance of the security, (2) the credit rating of the security, (3) the amount of credit support available for the security, (4) circumstances contributing to the decline in value, (5) the length of time and extent to which the fair value has been less than cost, and (6) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery.

     The following table stratifies the unrealized losses as of December 31, 2002 by trading class:

	Carrying Value	Unrealized Losses

Traded	$178,661,601	$(2,452,204)
Non-Traded	—	—

Totals	$178,661,601	$(2,452,204)

     The following table stratifies the unrealized losses as of December 31, 2002 by length of time the securities have continuously been in an unrealized loss position:

	Carrying Value	Unrealized Losses

Fixed Income Securities:
Investment Grade
0-6 months	$150,948,369	$(899,840)
7-12 months	—	—
13-18 months	12,992,540	(854,898)
Preferred Stocks:
0-6 months	4,255,604	(37,439)
7-12 months	1,668,170	(44,280)
Common Stocks:
0-6 months	14,561	(2,851)
Venture Capital/Limited Partnerships
0-6 months	8,782,357	(612,896)

Total	$178,661,601	$(2,452,204)

     The maturities of fixed income investments that are in an unrealized loss position at December 31, 2002 are as follows:

	Carrying Value	Unrealized Losses

Due in one year through five years	$26,621,865	$(26,498)
Due after five years through ten years	—	—
Due thereafter	9,226,648	(15,413)

Total non-mortgage- and asset-backed securities	35,848,513	(41,911)
Mortgage- and asset-backed securities	128,092,396	(1,712,827)

Total fixed income securities	$163,940,909	$(1,754,738)

     The Company is authorized by its investment policies to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transactions are intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold “short,” the sale of securities that are not currently in the portfolio and therefore must be purchased to close out the sale agreement, as another means of hedging interest rate risk to benefit from an anticipated movement in the financial markets. At December 31, 2002, the Company had no open hedging positions relative to hedging its securities portfolio.

Asset Quality

Servicing and Delinquency Experience

     The principal amount of the Company’s Commercial Loans (as a percentage of total outstanding Commercial Loans) that were in arrears for more than 90 days as of the following dates were as follows:

	Total	Commercial
	Commercial	Loans	Percentage
	Loans	in arrears	in arrears

December 31, 2002	$411,240,861	$45,007,543	10.94%
September 30, 2002	$342,632,510	$25,240,264	7.37%
December 31, 2001	$145,178,501	$13,510,631	9.31%
September 30, 2001	$123,259,529	$5,742,560	4.66%

     In addition to the amounts included in the table above at December 31, 2002, there were approximately $0.3 million in additional delinquent loans that the Company had serious doubts that the borrowers had the ability to comply with present loan repayment terms, and therefore may become 90 days delinquent. As of December 31, 2002, these loans accounted for less than 0.1% of the total outstanding commercial Receivables collateralized by real estate, but were not included in the table above because they were less than 90 days delinquent.

     When a payment becomes delinquent on a Commercial Loan, either Ocwen’s or Metropolitan’s collection unit (depending on which entity is acting as servicer) will begin making collection calls immediately. If the defaulted payment is not received by the next payment due date, a notice of default is sent to the borrower and the account is assigned to one of Metropolitan’s workout managers according to the property type, size of loan and complexity of transaction. The workout manager will review the file and related documentation and attempt to contact the borrower to negotiate with the borrower to cure the default. If after the expiration of the notice of default, the default is not cured, counsel begins foreclosure immediately. Concurrent with the notice of default period and the foreclosure process, the assigned workout manager will continue to contact and attempt to negotiate a full reinstatement with the borrower. During this same period, the workout manager will also develop a workout program and make recommendations to Metropolitan’s problem loan review committee for approval. As a part of formulating this workout plan, the workout manager will typically visit the collateral property, talk with local experts and make an assessment of the condition of the collateral and its marketability in the event of a potential foreclosure. The final workout plan is presented to the Company’s problem loan review committee with all relevant information regarding contact with the borrower, condition and marketability of collateral and an assessment of the likelihood of default cure or recovery of the loan balance if the default continues through foreclosure. Any actions undertaken by the workout manager with the borrower that would result in other than full reinstatement are subject to prior approval by the problem loan review committee.

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

     The principal amount of the Company’s residential and other real estate Receivables (as a percentage of total residential and other real estate Receivables) that were in arrears for more than 90 days as of the following dates were as follows:

		Residential and
	Total Residential	Other Real Estate
	and Other Real	Receivables	Percentage
	Estate Receivables	in arrears	in arrears

December 31, 2002	$247,706,076	$20,711,785	8.36%
September 30, 2002	$247,128,827	$20,740,753	8.39%
December 31, 2001	$268,409,540	$30,067,991	11.20%
September 30, 2001	$283,214,737	$24,658,860	8.71%

     The real estate Receivables acquired by the Company are generally A-, B and C credit Receivables. Management expects higher delinquency rates because Receivables purchased or originated by the Company are typically not of the same quality as mortgages that are originated for sale to agencies such as the Federal National Mortgage Association (“Fannie Mae”). Management believes that the economic effects of these higher delinquency rates will be generally offset by the higher yields expected to be received on these Receivables than those typically received on the conventional “A” credit lending markets and the value of the underlying collateral.

     The carrying amount of the Company’s other receivables not collateralized by real estate (as a percentage of total other receivables) that were in arrears for more than 90 days as of the following dates were as follows:

	Total Other	Other Receivables	Percentage
	Receivables	in arrears	in arrears

December 31, 2002	$101,841,804	$1,419,128	1.39%
September 30, 2002	$106,040,368	$2,938,657	2.77%
December 31, 2001	$155,481,337	$6,568,727	4.22%
September 30, 2001	$149,852,082	$2,525,875	1.69%

Provision and allowance for losses on Receivables

     Changes in the allowance for losses on Receivables were as follows:

	December 31,

	2002	2001

Beginning balance	$8,697,778	$9,166,763
Provisions	2,000,268	1,061,479
Charge offs:
Commercial Loans	—	—
Residential and other real estate loans	(593,692)	(534,482)
Other receivables	—	—

Ending balance	$10,104,354	$9,693,760

Charge offs as a percent of average Receivables	0.08%	0.09%
Allowance as a percentage of total Receivables	1.33%	1.70%

     An analysis of the allowance for loss on Receivables was as follows:

		Allocated
		Allowance
	Allocated	as a % of	Loan Category
	Allowance for	Receivable	as a % of
	Receivable Losses	Category	Total Receivables

December 31, 2002
Commercial Loans	$4,233,130	1.03%	54.05%
Residential and other real estate loans	4,037,609	1.63%	32.56%
Other receivables	383,932	0.38%	13.39%
Unallocated	1,449,683	0.22%	0.00%

	$10,104,354	1.33%	100.00%

December 31, 2001
Commercial Loans	$2,773,767	1.91%	25.51%
Residential and other real estate loans	4,831,372	1.80%	47.17%
Other receivables	1,178,727	0.76%	27.32%
Unallocated	909,894	0.22%	0.00%

	$9,693,760	1.70%	100.00%

     The allowance for losses on Receivables represents management’s estimate of credit losses inherent in the portfolios as of the balance sheet dates. Management performs regular reviews in order to identify these inherent losses and to assess the overall collection probability of the portfolios. This process provides an allowance that consists of two components: allocated and unallocated. To arrive at the allocated component, the Company combines estimates of the allowance needed for loans that are evaluated collectively and those that are evaluated individually.

     Commercial Loans are individually monitored for impairment. When a loan has been identified as impaired, the Company determines the allowance for loss based on the estimated fair market value, less estimated liquidation expenses, of the collateral compared to the carrying value of the Receivable, including accrued interest. The estimated fair value is based on the most recent appraisal of the collateral. If the most recent appraisal is more than one year old, a new appraisal is ordered. In the interim, estimated fair value is established through a review of the most recent appraisal in addition to a review of other relevant market information. When reviewing the most recent appraisal, management considers several factors. Some of those factors include the type of property, changes in regional economic factors, the underlying appraisal assumptions, and any recent communication with local real estate brokers. If the estimated fair market value of the collateral is less than the carrying value, including accrued interest, an allowance for loss is recorded. The increase in the provision and allocated allowance for losses on Commercial Loans at December 31, 2002 compared to December 31, 2001 was primarily due to an increase in the Company’s commercial lending activities. Fluctuations in the provision for losses and/or percentage of allowance to outstanding principal result from using the specific impairment methodology.

     The Company establishes an allowance for loss on residential and other real estate Receivables, including accrued interest, inherent in the portfolio at the balance sheet date based primarily on current delinquencies and recent foreclosure and loss experience. The residential and other receivable portfolio is comprised of a large group of smaller-balance homogeneous loans that are collectively evaluated for impairment. The reduction in the allocated allowance for losses on residential and other real estate loans at December 31, 2002 compared to December 31, 2001 was primarily due to the overall seasoning of the loan portfolio. As the Company has recently focused on Commercial Loan originations, the remaining real estate receivable portfolio has been decreasing in size due to payoffs and maturities. The remaining portfolio, which is comprised of production from previous years, contains different loss potential characteristics depending upon the year the loans were produced (production pool years). Not all production pool years will experience the same rate of loss over their respective remaining lives. Pools that have seasoned beyond the four-year mark generally experience lower future losses than pools that are less seasoned.

     The reduction in the allocated allowance for losses on other receivables at December 31, 2002 compared to December 31, 2001 was due to a positive change in the federal tax law effecting structured settlement transfers and the consequential cooperation by certain annuity issuers with respect to the payment of defaulted, and in some cases current, structured settlements.

     In estimating the amount of credit losses inherent in the Receivable portfolios, management utilizes various judgments and assumptions. For Receivables that are collateral-dependent, the estimated fair market value of the collateral may deviate significantly from the proceeds received when the collateral is sold. To mitigate the imprecision inherent in most estimates of expected credit losses, the allowance has an unallocated component. The unallocated component reflects management’s judgmental assessment of the impact that various quantitative factors have on the overall measurement of credit losses.

Allowance for Losses on Real Estate Held for Sale

     The following table summarizes changes in the Company’s allowance for losses on real estate held for sale:

	December 31,

	2002	2001

Beginning balance	$1,462,966	$2,448,670
Provisions (recoveries)	1,271,775	(241,993)
Charge-offs	(609,643)	(434,823)

Ending balance	$2,125,098	$1,771,854

     Real estate held for sale is periodically evaluated for impairment. Loss provisions for real estate held for sale are calculated as the difference between the estimated net realizable value and the carrying value at the measurement date. Any loss on liquidation or subsequent reduction in the carrying value is charged to operations through provision for losses.

Liquidity and Capital Resources

     The objective of liquidity management is to provide funds at an acceptable cost to service liabilities as they become due and to meet demands for additional Commercial Loans and Receivable purchases. Managing liquidity also enables the Company to take advantage of opportunities for business expansion. The Company finances its business operations and growth with the proceeds from the sale of annuity and life insurance products, the sale of equity securities to affiliates, a secured line of credit agreement, reverse repurchase agreements, receivable cash flows, the sale of real estate and securities portfolio earnings.

     The annuity and life insurance business is highly competitive. The Company competes with other financial institutions, including ones with greater resources and greater name recognition than the Company. Premium rates, annuity yields and commissions to agents are particularly sensitive to competitive forces. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, like annuities, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels, service rendered to the customer before and after a policy or contract is issued, and service provided to agents. Other factors affecting the annuity business include the benefits, including before tax and after tax investment returns, and guarantees provided to the customer and the commissions paid to the agent. If the Company is unable to effectively price its annuities, offer competitive commissions and effectively compete in general for the sale of its annuity products, its liquidity could be adversely affected.

     The state of Washington’s Risk-Based Capital Model law requires an insurance company to maintain specified amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. Compliance with the Risk-Based Capital Model Law requirements is tested annually as of a calendar year-end. At the last annual review at its statutory reporting period ended December 31, 2002, Western Life’s capital and surplus levels exceeded the calculated specified requirements.

     Recently, Western Life has maintained adequate levels of capital through capital contributions from Metropolitan. During the three-month period ended December 31, 2002, Metropolitan contributed $41.4 million of capital to Western Life. Additionally, Western Holding, the parent company of Western Life, had registered for sale up to $50.0 million of Series A preferred stock at December 31, 2002. Effective January 2, 2003, the preferred stock sale was completed and Western Holding issued 437,604 shares of preferred stock and received proceeds of approximately $10.9 million. Western Life’s ability to generate capital is dependent on Metropolitan’s ability to maintain adequate levels of liquidity permitting it to make further capital investments in Western Life and Western Holding’s ability to sell preferred stock, allowing Western Holding to make capital contributions to Western Life. To the extent that Metropolitan or Western Holding do not generate sufficient liquidity permitting them to make further capital investments in Western Life, Western Life’s ability to generate capital could be adversely affected, which in turn could negatively affect its ability to increase its investments in higher risk-adjusted assets such as commercial loans, real estate and equity investments.

     Western Life has a secured line of credit agreement with the Federal Home Loan Bank of Seattle (FHLB). When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At December 31, 2002, Western Life had a stock investment in the FHLB of approximately $7.5 million. The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of high quality collateralized mortgage obligations. Each type of collateral has a minimum requirement that ranges from 100% to 125% of borrowings. At December 31, 2002, Western Life had $333.6 million in eligible collateral with a market value of $337.1 million and a borrowing capacity of $239.3 million, subject to the purchase of additional stock. Approximately $206.4 million in securities having a market value of $208.5 million were pledged to collateralize the outstanding borrowings to the FHLB at December 31, 2002. At December 31, 2002, Western Life had approximately $148.0 million in outstanding borrowings to the FHLB leaving an unused borrowing capacity of approximately $91.3 million, subject to the purchase of additional stock. During the three months ended December 31, 2002, Western Life’s outstanding borrowings on the secured line of credit increased $45.0 million. This increase accounted for approximately 32% of the Company’s net cash provided by financing activities. In order to increase the unused borrowing capacity, Western Life would be required to purchase approximately $2.2 million in additional FHLB stock.

     During the three months ended December 31, 2002, the Company transferred $262.5 million of securities from its available-for-sale portfolio to its held-to-maturity portfolio. The securities transferred included those securities pledged as collateral to secure the FHLB line of credit agreement. The Company has the intent and ability to hold these securities until maturity.

     Western Life has entered into a reinsurance agreement with Old Standard Life Insurance Company (“Old Standard”), an affiliate, which became effective July 1, 1998. Under this agreement, Western Life can reinsure with Old Standard 75% of the risk on various annuity products. The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion by providing a 30-day advance written notice. During the three months ended December 31, 2002, no additional annuity premiums were ceded to Old Standard under this agreement.

     Another source of liquidity is derived from payments received on Receivables and the sale of real estate. A decrease in the prepayment rate on receivables or in the ability to sell real estate would reduce future cash flows from receivables.

     Additionally, to increase liquidity, the Company may occasionally sell securities to a broker-dealer under the provision that the Company will buy them back by a predetermined date for a specific price, often called a reverse repurchase agreement. At December 31, 2002, the Company did not have any reverse repurchase agreements outstanding.

     Western Life’s ability to sell available-for-sale investments for liquidity purposes is partially affected by the laws of the state of Washington that limit its investments in real estate related assets to 65% of its statutory assets. Western Life is restricted from selling non-real estate related assets if, after the sale, its real estate assets would exceed 65% of its statutory assets. However, occasionally Western Life may acquire real estate related receivables that qualify as mortgage-related securities under the Secondary Mortgage Market Enhancement Act, or SMMEA. SMMEA generally provides that qualifying loans may be acquired to the same extent that obligations that are issued by or guaranteed as to principal and interest by the United States Government, its agencies and the instrumentalities can be acquired. As a result, Western Life can acquire qualifying real estate loans in amounts in excess of the 65% limitation. At December 31, 2002, Western Life had 46.1% of its statutory admitted assets invested in real estate related assets that did not qualify as SMMEA investments.

     For statutory purposes, Western Life performs cash flow testing using seven different rate scenarios. An annual opinion regarding the adequacy of the cash flow testing is filed with the insurance departments in the states where Western Life is licensed as an insurance company. At the end of calendar year 2002, the results of this cash flow testing process were satisfactory.

     The Company had approximately $73.1 million of outstanding commitments to extend credit to commercial borrowers at December 31, 2002.

     During the three months ended December 31, 2002, $327.0 million in funds provided by the Company’s various liquidity sources were used to (1) invest $308.8 million primarily in Receivables and investments and (2) fund $36.3 million in debt maturities and annuity product withdrawals and surrenders.

     During the three month period ended December 31, 2001, $174.8 million in funds provided by the Company’s various liquidity sources were used to (1) invest $159.2 million primarily in Receivables and investments and (2) fund $29.5 million in debt maturities, annuity product withdrawals and surrenders, and the payment of dividends.

New Accounting Rules

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This statement addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. Implementation of this new standard on October 1, 2002 did not have a material impact on the Company financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management monitors interest sensitive income and expenses as it manages the objectives for the Company’s results of operations. Interest sensitive income consists of interest and earned discounts on receivables, insurance revenues and other investment interest. Interest sensitive expense consists of interest expense on borrowed money and insurance policy and annuity benefits.

     The Company believes there has not been a material change in its market risk since the end of its last fiscal year.

ITEM 4.	CONTROLS AND PROCEDURES

     Our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”), within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II-OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	During the quarter ended December 31, 2002, the Registrant filed the following reports on Form 8-K:

None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 14th day of February 2003 on its behalf by the undersigned, thereunto duly authorized.

WESTERN UNITED HOLDING COMPANY

/s/ C. PAUL SANDIFUR, JR.

C. Paul Sandifur, Jr., President and Director

/s/ ROBERT A. NESS

Robert A. Ness Principal Accounting Officer

CERTIFICATIONS

I, C. Paul Sandifur, Jr., President (Chief Executive Officer) of Western United Holding Company, certify that:

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ C. Paul Sandifur, Jr. C. Paul Sandifur, Jr. President (Chief Executive Officer)

I, Robert A. Ness, Principal Accounting Officer (Principal Financial Officer) of Western United Holding Company, certify that:

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Robert A. Ness Robert A. Ness Principal Accounting Officer (Principal Financial Officer)