Form 10-Q
period 2003-03-31
WESTERN UNITED HOLDING CO
filed 2003-05-16
CIK 1175790

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 1-31576

WESTERN UNITED HOLDING COMPANY

(Exact name of registrant as specified in its charter)

WASHINGTON	73-1642091

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 W. 1ST AVENUE, SPOKANE, WASHINGTON	99201

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (509)835-2500

Former name, former address and former fiscal year, if changed since last report: N/A.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /  /

     Indicate by check mark whether the registrant is an accelerated filer. Yes /  / No /X/

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: N/A.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes /  / No /  / N/A.

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant’s common stock as of April 30, 2002 was 100.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY
INDEX

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2003	2002

	(unaudited)
Assets:
Investments:
Available-for-sale securities, at fair value	$297,215,184	$458,488,402
Held-to-maturity securities, at amortized cost	274,054,280	39,223,983
Real estate contracts and mortgage notes and other receivables, net of discounts and origination fees	843,482,001	683,918,878
Allowance for losses on receivables	(16,658,022)	(8,697,778)
Policy loans	20,031,720	20,238,963
Real estate held for sale and development at the lower of cost or market, net of allowances of $1,837,378 and $1,462,966	69,433,239	51,208,831

Total investments	1,487,558,402	1,244,381,279

Cash and cash equivalents	15,629,948	44,035,987
Accrued interest on investments	21,375,445	14,464,644
Reinsurance receivable	147,661,562	148,392,448
Deferred policy acquisition costs	73,387,693	72,257,621
Due from affiliate	—	6,276,448
Indebtedness of related parties	18,395,187	18,921,930
Land, buildings and equipment, net	4,337,971	4,282,048
Other assets	5,973,647	10,978,546

Total other assets	286,761,453	319,609,672

Total assets	$1,774,319,855	$1,563,990,951

Liabilities:
Reserves, payables, and accrued liabilities:
Life insurance and annuity reserves	$1,334,269,580	$1,224,344,910
Policyholder funds on deposit	1,324,717	1,315,343
Accounts payable and accrued expenses	6,728,086	4,556,963
Due to affiliate	1,481,657	—

Total reserves, payables, and accrued liabilities	1,343,804,040	1,230,217,216

Debt payable, including accrued interest	149,295,941	104,222,683
Current income taxes payable	8,973,143	12,326,770
Deferred income taxes, net	19,582,045	19,231,189
Minority interest	50,000,000	50,000,000

Total liabilities	1,571,655,169	1,415,997,858

Stockholder’s equity:
Preferred stock, $2.50 par value, 5,000,000 shares authorized, 446,571 shares and no shares issued and outstanding	1,116,428	—
Common stock, Class A, $0.01 par value, 5,000,000 shares authorized, 100 shares issued and outstanding	1	1
Paid-in and contributed capital	92,898,688	43,297,238
Accumulated other comprehensive income	3,540,373	2,888,792
Retained earnings	105,109,196	101,807,062

Total stockholder’s equity	202,664,686	147,993,093

Total liabilities and stockholder’s equity	$1,774,319,855	$1,563,990,951

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenues:
Premiums and annuity considerations	$360,822	$462,008	$764,583	$933,179
Net investment income, including net expenses of $1,387,642, $462,359, $2,626,809 and $730,359 to affiliates	33,450,744	23,405,860	63,233,644	45,454,384
Net losses on sales of investments, including gains of $0, $0, $0 and $574,530 from affiliates	(11,223,599)	(7,162,562)	(15,910,024)	(6,815,438)

Total revenues	22,587,967	16,705,306	48,088,203	39,572,125

Expenses:
Life insurance and annuity benefits, including $2,616,031, $395,242, $4,868,869 and $3,528,792 net from affiliates	15,669,103	12,457,949	31,262,734	25,626,272
Commissions to agents, including $1,864, $373,346, $13,525 and $382,985 from affiliates	2,817,797	1,171,671	6,282,223	2,761,282
Administrative and other expenses, including $895,312, $510,565, $1,749,099 and $956,072 from affiliates	1,958,741	1,316,632	4,092,703	2,239,739
Capitalization of deferred policy acquisition costs	(2,809,122)	(1,417,607)	(6,630,072)	(3,297,447)
Amortization of deferred policy acquisition costs	2,800,000	2,925,000	5,500,000	5,450,000

Total expenses	20,436,519	16,453,645	40,507,588	32,779,846

Income before income taxes and minority interest	2,151,448	251,661	7,580,615	6,792,279
Income taxes	(729,248)	(88,080)	(2,628,568)	(2,377,297)

Net income before minority interest	1,422,200	163,581	4,952,047	4,414,982
Income of consolidated subsidiary allocated to affiliated minority stockholders	(656,250)	(569,250)	(1,375,000)	(1,608,750)

Net income (loss)	765,950	(405,669)	3,577,047	2,806,232
Preferred stock dividends	(274,913)	—	(274,913)	—

Income (loss) applicable to common stockholders	$491,037	$(405,669)	$3,302,134	$2,806,232

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income (loss)	$765,950	$(405,669)	$3,577,047	$2,806,232

Other comprehensive income (loss), net of income tax:
Unrealized losses on investments:
Unrealized holding losses arising during period(1)	(1,421,934)	(231,916)	(2,597,920)	(4,132,742)
Less reclassification adjustment for losses included in net income(2)	2,398,373	4,332,426	3,249,501	3,659,628

Net other comprehensive income (loss)	976,439	4,100,510	651,581	(473,114)

Comprehensive income	$1,742,389	$3,694,841	$4,228,628	$2,333,118

(1)	Net of related tax of ($828,603) and ($129,700) during the three months ended March 31, 2003 and 2002 and ($1,398,876) and ($2,227,479) during the six months ended March 31, 2003 and 2002, respectively.

(2)	Net of related tax of $1,291,432 and $2,332,845 during the three months ended March 31, 2003 and 2002 and $1,749,732 and $1,970,569 during the six months ended March 31, 2003 and 2002, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(UNAUDITED)

				Accumulated
			Paid-in and	Other		Total
	Preferred	Common	Contributed	Comprehensive	Retained	Stockholder's
	Stock	Stock	Capital	Income	Earnings	Equity

Balance, October 1, 2002	$—	$1	$43,297,238	$2,888,792	$101,807,062	$147,993,093
Net income					3,577,047	3,577,047
Net unrealized gains on available-for-sale securities, net of income tax provision of $350,856				651,581		651,581
Contributed capital			41,400,000			41,400,000
Cash dividends, preferred (variable rate)					(274,913)	(274,913)
Redemption and retirement variable rate of preferred stock (427 shares)	(1,067)		(9,606)			(10,673)
Sale of variable rate preferred stock, net (446,998 shares)	1,117,495		8,211,056			9,328,551

Balance, March 31, 2003	$1,116,428	$1	$92,898,688	$3,540,373	$105,109,196	$202,664,686

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31,

	2003	2002

Cash flow from operating activities:
Net income	$3,577,047	$2,806,232
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of trading securities	—	13,590,118
Proceeds from maturities of trading securities	—	1,020,171
Acquisition of trading securities	—	(4,669,460)
Earned discount on investments	(13,763,062)	(15,104,716)
Losses on investments, net, including gains of $0 and $574,530 from affiliates	5,029,115	5,131,877
Losses (gains) on sales of real estate, net	69,923	(8,411)
Provision for losses	10,810,986	1,691,972
Depreciation and amortization	457,703	386,269
Deferred income tax benefit	350,856	(256,910)
Changes in assets and liabilities:
Deferred acquisition costs, net	(1,130,072)	2,152,553
Life insurance and annuity reserves	26,238,894	25,249,791
Accrued interest on investments	(7,888,811)	(4,327,348)
Accrued interest on debt payable	180,809	89,060
Other assets	2,844,419	4,695,676
Accounts payable and accrued expenses	701,123	(165,085)
Amounts due to/from affiliates	7,758,105	3,285,151

Net cash provided by operating activities	35,237,035	35,566,940

Cash flow from investing activities:
Proceeds from maturities of available-for-sale securities	27,575,367	31,887,892
Proceeds from sales of available-for-sale securities	160,654,298	57,523,292
Purchases of available-for-sale securities	(297,490,072)	(180,323,272)
Proceeds from maturities of held-to-maturity securities	28,414,699	—
Principal payments received on real estate contracts and mortgage notes and other receivable investments	75,178,892	67,664,018
Proceeds from sales of real estate contracts and mortgage notes and other receivable investments, including $0 and $11,200,000 from affiliates	—	13,201,273
Purchases and originations of real estate contracts and mortgage notes and other receivable investments, including $6,479,459 and $4,468,420 from affiliates	(224,118,772)	(119,665,897)
Proceeds from sales of real estate	5,092,295	4,278,899
Purchases of and costs associated with real estate held for sale and development, including $14,647,042 and $0 from affiliates	(18,833,676)	(758,287)
Other capital expenditures	(200,927)	(18,824)

Net cash used in investing activities	(243,727,896)	(126,210,906)

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(UNAUDITED)

	Six Months Ended
	March 31,

	2003	2002

Cash flow from financing activities:
Receipts from life and annuity products	148,432,054	75,461,674
Withdrawals of life and annuity products	(69,256,308)	(56,503,287)
Ceding of life and annuity products to affiliated reinsurers	—	(6,097,779)
Ceding of life and annuity products from affiliated reinsurers	5,046,919	9,626,571
Increase in notes payable, net	44,892,449	19,772,619
Decrease in related party indebtedness	526,743	450,971
Issuance of preferred stock, net	9,328,551	—
Redemption and retirement of preferred stock	(10,673)	—
Issuance of common stock to Parent	—	17,200,038
Contributed capital from Parent	41,400,000	—
Cash dividends	(274,913)	—

Net cash provided by financing activities	180,084,822	59,910,807

Net change in cash and cash equivalents	(28,406,039)	(30,733,159)
Cash and cash equivalents:
Beginning of period	44,035,987	53,286,888

End of period	$15,629,948	$22,553,729

Non cash investing and financing activities of Company:
Real estate held for sale and development acquired through foreclosure	$6,439,042	$19,772,241
Transfers between annuity products	14,806,169	18,397,682
Transfer of investments from available-for-sale portfolio to held-to-maturity portfolio(1)	262,518,789	—
Transfer of investments from trading portfolio to available-for-sale portfolio	—	38,593,522
Timing difference on settlements of securities sales	—	132,558
Timing difference on settlements of securities purchases	—	154,850

The accompanying notes are an integral part of the consolidated financial statements.

1)	During the six months ended March 31, 2003, the Company transferred $262.5 million of securities from its available-for-sale portfolio to its held-to-maturity portfolio. The securities transferred included those securities pledged as collateral to secure the FHLB line of credit agreement. The Company has the intent and ability to hold these securities until maturity.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Western United Holding Company and Subsidiary (collectively, the “Company”) as of March 31, 2003, the results of operations for the three and six months ended March 31, 2003 and 2002 and the cash flows for the six months ended March 31, 2003 and 2002. The results of operations for the three and six months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company’s fiscal 2002 Form 10-K.

     Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on net income (loss) or retained earnings as previously reported.

2. Preferred Stock Issued

     The Company had registered for sale up to $50.0 million of Series A preferred stock at December 31, 2002. Effective January 2, 2003, the initial escrow period ended and the Company completed the initial sale of its preferred stock to the public. Subsequently, the Company commenced its continuous best efforts offering of the preferred stock. As of March 31, 2003, 446,571 shares of the Company’s preferred stock were outstanding, which resulted in net proceeds to the Company of $9.3 million. This preferred stock offering expires July 31, 2003.

3. Income Taxes

     The Company has received a Notice of Proposed Adjustment from the Internal Revenue Service stating that a $22.4 million tax benefit the Company recorded in prior years for a transaction entered into in conjunction with Metropolitan (defined below) during fiscal 1999 would be wholly disallowed by the IRS. However, the Company, in conjunction with Metropolitan, intends to vigorously defend its tax treatment of the transaction and the Company’s management believes that its tax treatment was, and continues to be, supportable and appropriate.

     In the event of an unfavorable resolution relative to the 1999 transaction, the earnings of the Company would be adversely affected by the amount disallowed in excess of $11.2 million, including interest if applicable. Amounts that may be disallowed, up to $11.2 million including any applicable interest, are recoverable from Metropolitan under the terms of a supplement to the Federal Tax Sharing Agreement between the Company and Metropolitan. At March 31, 2003, the Company cannot reasonably estimate a loss, if any, associated with this transaction.

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

The Company holds debt securities generated from its own securitization transactions. For these securities, estimated fair market value is derived from expected discounted future cash flows. When estimating expected future cash flows, the Company considers interest rates, estimated prepayment rates, collateral value and historical default rates experienced by the securities. To the extent that actual experience is less favorable than the assumptions, impairment in the debt securities could result. The Company periodically assesses the assumptions used in valuing the cash flows and the related carrying value of these securities.

Held-to-Maturity Securities: Held-to-maturity securities are carried at amortized cost. Premiums and discounts on these securities are amortized on a specific-identification basis using the interest method. The Company has the ability and intent to hold these investments until maturity.

Allowances for Losses

     The Company maintains various allowances for losses. The significant accounting policies related to the allowances are as follows:

Allowance for Losses on Receivables. Commercial Loans are individually evaluated for impairment. A commercial loan is considered impaired when, based on specific facts and circumstances, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a commercial loan has been identified as impaired, the Company determines the allowance for loss based on the estimated net realizable value of the collateral compared to the carrying value of the receivable (including accrued interest and fees).

When determining the estimated value of collateral, the Company has historically taken into consideration the most recent third party appraisal and other relevant market information. When reviewing the most recent third party appraisal, the Company considers the type of property, changes in the economic factors of the region since the most recent appraisal and the various underlying appraisal assumptions. In-house licensed appraisers that assist in the commercial origination process also assist in this review. Furthermore, the Company may also perform additional on-site collateral visits to update its historical assessments and gain additional information. If the estimated net realizable value of the collateral is less than the carrying value, an allowance for loss is recognized for the amount at which the carrying value exceeds the estimated net realizable value.

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

Allowance for Losses on Real Estate Held for Sale and Development. The allowance for losses on real estate held for sale and development includes amounts for estimated losses as a result of impairment in value. The Company reviews its real estate properties for impairment in value whenever events or circumstances indicate that the carrying value of the asset may exceed its fair market value. The carrying value of a repossessed property is determined as of the date of repossession of the property and is based on the lower of the estimated net realizable value or carrying value at the time the property was repossessed. For non-commercial properties, an appraisal is obtained on the foreclosed property to determine its fair market value at the time of repossession. For commercial properties, an appraisal is obtained on the foreclosed property to determine the fair market value only if the most recent appraisal is more than one year old, otherwise the existing appraisal is used. Periodically, the Company may not order an updated appraisal in accordance with its established policies if current negotiations with a potential purchaser can establish an indication of value.

Subsequent to repossession (or acquisition in the case of development properties), if the value of the property declines such that the estimated net realizable value from the disposition of the asset is less than its carrying value, an impairment is recognized in the statement of operations.

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

Results of Operations

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

     The following table presents the components of the results of operations during the six months ended March 31, 2003 and 2002:

	Six Months Ended
	March 31,

	2003	2002

Net investment spread	$31,970,910	$19,828,112
Net non-investment expense	(9,610,343)	(4,067,842)
Capitalized deferred policy acquisition costs, net of amortization	1,130,072	(2,152,553)

Income before net losses on investments	23,490,639	13,607,717
Net losses on investments	(15,910,024)	(6,815,438)

Income before income taxes and minority interest	7,580,615	6,792,279
Income taxes	(2,628,568)	(2,377,297)

Net income before minority interest	4,952,047	4,414,982
Income of consolidated subsidiary allocated to minority stockholders	(1,375,000)	(1,608,750)

Net income	3,577,047	2,806,232
Preferred stock dividends	(274,913)	—

Income applicable to common stockholders	$3,302,134	$2,806,232

Net Investment Spread

     Net investment spread consists of interest and earned discounts on Receivables and other investments, net of interest expense, insurance policy and annuity benefits, and salaries, commissions and other expenses incurred as a result of owning the investments.

     Insurance policy and annuity benefits primarily consist of interest credited on outstanding policies at the rates of return specified in the policies. When an annuity or an insurance policy is issued, these rates of return are guaranteed for a limited number of years. After that, subject to any minimum guaranteed rate of return specified in the insurance policy or annuity, these rates of return may be adjusted at the Company’s discretion. Additionally, insurance and annuity policy benefits also include payments of death claims on mortality contracts. These mortality contracts account for approximately 2% of direct premiums with a portion of the life risk being offset by reinsurance treaties.

     The following table presents the components of net investment spread during the six months ended March 31, 2003 and 2002:

	Six Months Ended
	March 31,

	2003	2002

Net investment spread:
Gross investment income	$72,669,892	$51,384,180
Investment expenses	(9,436,248)	(5,929,796)
Insurance policy and annuity benefits	(31,262,734)	(25,626,272)

Net investment spread	$31,970,910	$19,828,112

     The following table summarizes the rate/volume changes in the Company’s interest sensitive assets between the six months ended March 31, 2003 and 2002 by interest sensitive asset class:

	Six months ended March 31, 2003 vs.
	Six months ended March 31, 2002

	Increase (Decrease)
	Due to

	Volume	Rate	Total Change
Interest sensitive assets:
Investments (including cash)	$6,416,684	$(4,326,212)	$2,090,472
Real estate contracts and mortgage notes receivable	19,589,573	1,866,055	21,455,628
Other receivables	(1,954,357)	(198,646)	(2,153,003)
Policy loans	4,785	(13,861)	(9,076)
Indebtedness of related party	(44,543)	(31,229)	(75,772)

	$24,012,142	$(2,703,893)	$21,308,249

     The increase in net investment spread for the six-month period ended March 31, 2003 as compared to the six-month period ended March 31, 2002 was primarily due to an increase in annuity products sold by the Company, which resulted in an increase in the commercial lending activities of the Company. Commercial Loans, which have higher yields than the residential portfolio, accounted for approximately 66% of the outstanding principal balance of real estate contracts and mortgage notes receivable at March 31, 2003, compared to approximately 38% at March 31, 2002.

     Increases in the Company’s net investment spread as a result of the commercial lending activities have been partially offset by a decrease in the yields earned on its investment portfolio, as the 5-year constant maturity U.S. Treasury rate, which is similar to the average maturity of its fixed income portfolio, has decreased. During the twelve-month period ended March 31, 2003, proceeds from the sales and maturities of its investment portfolio totaled $506.3 million. As proceeds from the sales and maturities were reinvested back into a lower interest rate market, the overall portfolio yield was reduced. Additionally, Western Life’s recent focus on improving the average credit rating of its investment portfolio has also contributed to a reduction in investment yields. At March 31, 2003, approximately 87.2% of Western Life’s portfolio was rated either AAA or AA compared to 58.0% at March 31, 2002. The higher credit rating is expected to result in a lower effective yield, but also reduced credit risk.

     The increase in investment expenses was primarily due to approximately $1.5 million increase in interest expense, approximately $0.9 million increase in overhead expenses paid to Metropolitan in accordance with an established inter-company agreement, $0.9 million increase in holding costs associated with the Company’s properties held for sale and development and $0.2 increase in the cost of servicing the Company’s Receivable portfolio. The increase in interest expense is primarily the result of an increase in borrowings on the secured line of credit with the Federal Home Loan Bank of Seattle.

     The following table presents the net average yields realized by the Company on interest sensitive assets and liabilities during the six months ended March 31, 2003 and 2002 based on average monthly ending asset/liability balances:

	March 31,	March 31,
	2003 Average	2002 Average

Interest sensitive assets:
Securities Investments (including cash)	$586,181,661	$387,337,580
Yield	4.98%	6.45%
Real estate contracts and mortgage notes receivable	$683,716,361	$410,701,467
Yield	14.90%	14.35%
Other receivables	$104,928,274	$151,030,616
Yield	8.10%	8.48%
Policy loans	$19,576,224	$19,449,640
Yield	7.42%	7.56%
Indebtedness of related parties	$18,659,978	$19,664,808
Yield	8.53%	8.87%
Interest sensitive liabilities:
Life insurance and annuity reserves, net of reinsurance receivable	$1,138,886,076	$888,080,805
Yield	5.49%	5.56%
Debt payable	$144,935,399	$30,288,967
Yield	4.09%	6.48%

     The reduction in the interest rate environment during the last twelve months has allowed the Company to borrow funds on its secured line of credit with the Federal Home Loan Bank of Seattle at lower interest rates. This borrowing facility has led to a reduction in the current year debt payable cost of funds.

Net Losses on Investments

     The components of net losses on investments for the six months ended March 31, 2003 and 2002 are as follows:

	Six Months Ended
	March 31,

	2003	2002

Net gains (losses) on sale of real estate	$(69,923)	$8,411
Net investment securities losses	(5,029,115)	(5,706,407)
Realized gains on sale of receivables	—	574,530
Provision for loss on real estate loans and assets	(10,810,986)	(1,691,972)

Net losses on investments	$(15,910,024)	$(6,815,438)

Net Investment Securities Losses

     The components of net investment securities losses for the six months ended March 31, 2003 and 2002 are as follows:

	Six Months Ended
	March 31,

	2003	2002

Other than temporary declines in value:
Subordinate and interest only securities	$(3,319,563)	$(372,348)
Equity securities	(349,109)	(3,665,903)
Other securities	(2,448,545)	(2,813,013)
Realized gains on securities investments	1,088,102	1,007,992
Realized gains on trading securities	—	136,865

Net investment securities losses	$(5,029,115)	$(5,706,407)

     Other than temporary declines in value

     The Company holds subordinate and interest only securities generated out of Receivable securitization transactions that were entered into in conjunction with Metropolitan and other affiliates. The fair value of these securities, which do not have established market prices, is estimated using expected discounted future cash flows. When estimating expected future cash flows, management considers interest rates, estimated prepayment rates, collateral value, historical default rates and recent loss severity. During the six month period ended March 31, 2003, the Company determined that certain securities had other than temporary declines in value as the collateral supporting the securities experienced higher than expected prepayment rates, loss severity and default rates. In response to sustained prepayment rates, higher than expected loss severities and an increase in defaults, the Company revised its assumptions of future prepayments, loss severity and default rates. Changes in these assumptions contributed, in part, to the $3.3 million impairment during the six-month period ended March 31, 2003.

     During the six months ended March 31, 2003, approximately $0.3 million in declines in value of various venture capital and other equity securities were determined to be other than temporary due to the length of time and extent that the investments had traded below cost or carrying value.

     During the six months ended March 31, 2003, the Company recorded approximately $2.4 million in other than temporary declines in value on certain fixed income securities. The impairments were primarily due to deterioration in the underlying collateral of certain asset-backed securities, including $1.3 million in impairments on airline related asset-backed securities, in addition to credit deterioration in some higher yielding corporate bond investments.

     Provision for losses on Receivables

     Commercial Loans are individually evaluated for impairment. A commercial loan is considered impaired when, based on specific facts and circumstances, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a commercial loan has been identified as impaired, the Company determines the allowance for loss based on the estimated net realizable value of the collateral compared to the carrying value of the receivable (including accrued interest and fees).

     When determining the estimated value of collateral, the Company has historically taken into consideration the most recent third party appraisal and other relevant market information. When reviewing the most recent third party appraisal, the Company considers the type of property, changes in the economic factors of the region since the most recent appraisal and the various underlying appraisal assumptions. In-house licensed appraisers that assist in the commercial origination process also assist in this review. Furthermore, the Company may also perform additional on-site collateral visits to update its historical assessments and gain additional information. If the estimated net realizable value of the collateral is less than the carrying value, an allowance for loss is recognized for the amount at which the carrying value exceeds the estimated net realizable value. During the six month period ended March 31, 2003, the Company recorded provisions for losses on its commercial loan portfolio of approximately $7.7 million. The current period provisions resulted from a review of the most recent appraisals and other relevant market information on loans that the Company deemed as impaired at March 31, 2003. Loans that the Company considered impaired at March 31, 2003 were approximately $102.7 million compared to $49.1 million at September 30, 2002. During the six month period ended March 31, 2003, five new impaired loans with principal balances of approximately $59.4 million contributed to the increase in loans that the Company deemed as impaired since September 30, 2002. Fluctuations in the provision for losses result from using the specific impairment methodology.

     During the six month period ended March 31, 2003, in addition to the $7.7 million provision for losses on commercial loans, the Company recorded provisions for losses on its residential and other real estate loans of approximately $1.5 million and approximately $0.4 million on its other receivables.

     Provision for losses on real estate held for sale

     Real estate held for sale is periodically evaluated for impairment. Loss provisions for real estate held for sale are calculated as the difference between the estimated net realizable value and the carrying value at the measurement date. The $1.2 million provision for loss during the six-month period ended March 31, 2003 was primarily the result of a reduction in the sales price on some of the Company’s real estate held for sale portfolio and a $0.8 million provision for loss on an orchard in Washington that lost its organic growing status. The $0.8 million provision was based on a new appraisal that the Company obtained on the orchard.

     Net Non-Investment Expense

     The following table presents the components of net non-investment expense during the six months ended March 31, 2003 and 2002:

	Six Months Ended
	March 31,

	2003	2002

Non-investment income:
Premiums and annuity considerations	$764,583	$933,179

Total non-investment income	764,583	933,179

Non-investment expense:
Commissions to agents	6,282,223	2,761,282
Administrative and other expenses	4,092,703	2,239,739

Total non-investment expense	10,374,926	5,001,021

Net non-investment expense	$9,610,343	$4,067,842

     Commissions to agents increased approximately $3.5 million for the six months ended March 31, 2003 compared to the similar period in the prior year due to an increase in annuity products sold by the Company. The increase in administrative and other expenses was primarily due to a $0.6 million increase in cost sharing expenses paid to Metropolitan in accordance with an established inter-company agreement, a $0.5 million increase in audit and legal fees, a $0.2 million increase in guaranty fund assessments, a $0.2 million increase in salaries and $0.4 million in other expenses.

Capitalized Deferred Policy Acquisition Costs, Net of Amortization

     Capitalized deferred policy acquisition costs, net of amortization, is comprised of the capitalization of expenses incurred to sell and underwrite life and annuity policies, offset by the amortization of previously capitalized expenses. The following table reflects the components of the net change in deferred policy acquisition costs reported by the Company for six months ended March 31, 2003 and 2002:

	Six Months Ended
	March 31,

	2003	2002

Current period costs capitalized	$(6,630,072)	$(3,297,447)
Amortization of previously capitalized expenses	5,500,000	5,450,000

Net amortization (capitalization) of deferred policy acquisition costs	$(1,130,072)	$2,152,553

     The increase in current period costs capitalized is due primarily to a $3.5 million increase in commissions paid on annuity business, net of ceding. Annuity business production during the six months ended March 31, 2003 was approximately $148.4 million compared to approximately $75.5 million during the similar period ended March 31, 2002. The funding for the acquisitions of receivables by the Company is provided primarily through the sale of its annuity products. The Company manages its financing activities to match investment opportunities that are available. Since the sale of annuity products are interest rate sensitive, the Company can manage annuity product sales by pricing the products accordingly. During the six month period ended March 31, 2003, the Company offered a more competitive price on its annuity products than during the similar period ended March 31, 2002 and therefore experienced an increase in annuity sales during the current period as compared to the similar period last year.

Income Taxes

     In prior years, the Company recorded a $22.4 million tax benefit relating to an investment that was entered into in conjunction with Metropolitan in 1999. The objectives for the investment were to produce economic gains combined with favorable tax benefits. Similar investments were presented throughout the country to numerous individuals and companies as an investment and tax strategy. Prior to, and in conjunction with the investment, Metropolitan received two independent tax opinions relating to the investment. Additionally, Western Life and Metropolitan executed a supplement to their Federal Tax Sharing Agreement allowing Western Life to recover from Metropolitan up to $11.2 million, plus applicable interest on the $11.2 million, in federal income tax benefits derived from this investment that are not otherwise utilized by Western Life. The non-utilization of the income tax benefits could result from the expiration of the net operating loss carry forward limit of 20 years, disallowance on audit, or any enactment of law that may affect the utilization of the benefits.

     The Company has received a Notice of Proposal Adjustment from the Internal Revenue Service stating that the $22.4 million tax benefit the Company recorded would be wholly disallowed by the IRS. However, the Company, in conjunction with Metropolitan, intends to vigorously defend its tax treatment of the transaction and the Company’s management believes that its tax treatment was, and continues to be, supportable and appropriate.

     At March 31, 2003, the Company cannot reasonably estimate a loss, if any, associated with this transaction. In the event of an unfavorable resolution relative to the investment, the earnings of the Company would be adversely affected by amounts disallowed in excess of $11.2 million, including interest if applicable. Any amounts that may be disallowed, up to $11.2 million including any applicable interest, as a result of an unfavorable resolution are recoverable from Metropolitan under the terms of the supplement to the Federal Tax Sharing Agreement.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     The following table presents the components of the results of operations during the three months ended March 31, 2003 and 2002:

	Three Months Ended
	March 31,

	2003	2002

Net investment spread	$17,781,641	$10,947,911
Net non-investment expense	(4,415,716)	(2,026,295)
Capitalized deferred policy acquisition costs, net of amortization	9,122	(1,507,393)

Income before net losses on investments	13,375,047	7,414,223
Net losses on investments	(11,223,599)	(7,162,562)

Income before income taxes and minority interest	2,151,448	251,661
Income taxes	(729,248)	(88,080)

Net income before minority interest	1,422,200	163,581
Income of consolidated subsidiary allocated to minority stockholders	(656,250)	(569,250)

Net income (loss)	765,950	(405,669)
Preferred stock dividends	(274,913)	—

Income (loss) applicable to common stockholders	$491,037	$(405,669)

Net Investment Spread

     The following table presents the components of net investment spread during the three months ended March 31, 2003 and 2002:

	Three Months Ended
	March 31,

	2003	2002

Net investment spread:
Gross investment income	$38,473,532	$26,264,429
Investment expenses	(5,022,788)	(2,858,569)
Insurance policy and annuity benefits	(15,669,103)	(12,457,949)

Net investment spread	$17,781,641	$10,947,911

     The increase in net investment spread for the three-month period ended March 31, 2003 as compared to the three-month period ended March 31, 2002 was primarily due to an increase in annuity products sold by the Company, which resulted in an increase in the commercial lending activities of the Company. Commercial Loans, which have higher yields than the residential portfolio, accounted for approximately 66% of the outstanding principal balance of real estate contracts and mortgage notes receivable at March 31, 2003, compared to approximately 38% at March 31, 2002.

     Increases in the Company’s net investment spread as a result of the commercial lending activities have been partially offset by a decrease in the yields earned on its investment portfolio, as the 5-year constant maturity U.S. Treasury rate, which is similar to the average maturity of its fixed income portfolio, has decreased. During the twelve-month period ended March 31, 2003, proceeds from the sales and maturities of its investment portfolio totaled $506.3 million. As proceeds from the sales and maturities were reinvested back into a lower interest rate market, the overall portfolio yield was reduced. Additionally, Western Life’s recent focus on improving the average credit rating of its investment portfolio has also contributed to a reduction in investment yields. At March 31, 2003, approximately 87.2% of the Company’s portfolio was rated either AAA or AA compared to approximately 58.0% at March 31, 2002. The higher credit rating is expected to result in a lower effective yield, but also reduced credit risk.

     The reduction in the interest rate environment during the last twelve months has allowed the Company to borrow funds on its secured line of credit with the Federal Home Loan Bank of Seattle at lower interest rates. This borrowing facility has led to a reduction in the current year debt payable cost of funds.

     The increase in investment expenses was primarily due to approximately $0.6 million increase in interest expense, approximately $0.3 million increase in overhead expenses paid to Metropolitan in accordance with an established inter-company agreement, a $0.9 million increase in holding costs associated with the Company’s properties held for sale and development and a $0.4 increase in the cost of servicing the Company’s Receivable portfolio. The increase in interest expense is primarily the result of an increase in advances on the secured line of credit with the Federal Home Loan Bank of Seattle.

Net Losses on Investments

     The components of net losses on investments for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended
	March 31,

	2003	2002

Net gains (losses) on sale of real estate	$(63,704)	$7,455
Net investment securities losses	(3,689,804)	(6,872,061)
Realized gains on sale of receivables	68,852	574,530
Provision for loss on real estate loans and Assets	(7,538,943)	(872,486)

Net losses on investments	$(11,223,599)	$(7,162,562)

Net Investment Securities Losses

     The components of net investment securities losses for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended
	March 31,

	2003	2002

Other than temporary declines in value:
Subordinate and interest only securities	$(3,033,844)	$(372,348)
Equity securities	(226,820)	(3,655,427)
Other securities	(1,400,499)	(2,792,717)
Realized gains on securities investments	971,359	(57,854)
Realized gains on trading securities	—	6,285

Net investment securities losses	$(3,689,804)	$(6,872,061)

     Other than temporary declines in value

     The Company holds subordinate and interest only securities created out of Receivable securitization transactions that were entered into in conjunction with Metropolitan and other affiliates. The fair value of these securities, which do not have established market prices, is estimated using expected discounted future cash flows. When estimating expected future cash flows, management considers interest rates, estimated prepayment rates, collateral value, historical default rates and recent loss severity. During the three month period ended March 31, 2003, the Company determined that certain securities had other than temporary declines in value as the collateral supporting the securities experienced higher than expected prepayment rates, loss severity and default rates. In response to sustained prepayment rates, higher than expected loss severities and an increase in defaults, the Company revised its assumptions of future prepayments, loss severity and default rates. Changes in these assumptions contributed, in part, to the $3.0 million impairment during the three-month period ended March 31, 2003.

     During the three months ended March 31, 2003, approximately $0.2 million in declines in value of various venture capital and other equity securities were determined to be other than temporary due to the length of time and extent that the investments had traded below cost or carrying value.

     During the three months ended March 31, 2003, the Company recorded approximately $1.4 million in other than temporary impairments on certain fixed income securities. The impairments were primarily due to deterioration in the underlying collateral of certain asset-backed securities, including $0.9 million in impairments on airline related asset-backed securities.

  Net Non-Investment Expense

     The following table presents the components of net non-investment expense during the three months ended March 31, 2003 and 2002:

	Three Months Ended
	March 31,

	2003	2002

Non-investment income:
Premiums and annuity considerations	$360,822	$462,008

Total non-investment income	360,822	462,008

Non-investment expense:
Commissions to agents	2,817,797	1,171,671
Administrative and other expenses	1,958,741	1,316,632

Total non-investment expense	4,776,538	2,488,303

Net non-investment expense	$4,415,716	$2,026,295

     The increase in commissions to agents for the six months ended March 31, 2003 compared to the similar period in the prior year was primarily due to approximately $1.4 million increase in commissions on annuity products sold by the Company. The increase in administrative and other expenses was primarily due to a $0.3 million increase in cost sharing expenses paid to Metropolitan in accordance with an established inter-company agreement, a $0.1 million increase in audit and legal fees and a $0.3 million increase in other expenses.

Capitalized Deferred Policy Acquisition costs, Net of Amortization

     Capitalized deferred policy acquisition costs, net of amortization, is comprised of the capitalization of expenses incurred to sell and underwrite life and annuity policies, offset by the amortization of previously capitalized expenses. The following table reflects the components of the net change in deferred policy acquisition costs reported by the Company for three months ended March 31, 2003 and 2002:

	Three Months Ended
	March 31,

	2003	2002

Current period costs capitalized	$(2,809,122)	$(1,417,607)
Amortization of previously capitalized expenses	2,800,000	2,925,000

Net amortization (capitalization) of deferred policy acquisition costs	$(9,122)	$1,507,393

     The increase in current period costs capitalized is due primarily to a $1.4 million increase in commissions paid on annuity business, net of ceding. Annuity business production during the three months ended March 31, 2003 was approximately $60.9 million compared to approximately $35.5 million during the similar period ended March 31, 2002. The funding for the acquisitions of receivables by the Company is provided primarily through the sale of its annuity products. The Company manages its financing activities to match investment opportunities that are available. Since the sale of annuity products are interest rate sensitive, the Company can manage annuity product sales by pricing the products accordingly. During the three month period ended March 31, 2003, the Company offered a more competitive price on its annuity products than during the similar period ended March 31, 2002 and therefore experienced an increase in annuity sales during the current period as compared to the similar period last year.

Unrealized Losses on Investments

     Temporary declines in the fair market value of investments that are classified “available-for-sale” are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related income taxes, as a component of stockholder’s equity. The Company continually monitors its investment portfolio for other than temporary impairments of its securities. When an other than temporary decline in value below cost or amortized cost is identified, the investment is reduced to its fair market value, which becomes the new cost basis of the investment. The amount of reduction is reported as a realized loss in the statement of operations. In determining whether the losses are temporary or other than temporary, the Company considers (1) the length of time and extent to which the fair market value has been less than cost, (2) the circumstances contributing to the decline in fair market value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed investments, the Company also considers the credit rating and determines the amount of credit support available for the security. At March 31, 2003, the Company’s investment portfolio had approximately $1.6 million in unrealized losses that were deemed to be temporary. To the extent that any losses currently deemed as temporary are determined to be other than temporary in the future, the unrealized losses will be reported as realized losses in future statements of operations.

     The following table stratifies the unrealized losses as of March 31, 2003 by investment category:

	Carrying	Unrealized
	Value	Losses

Fixed income maturities:
Mortgage- and asset-backed securities	$75,387,668	$(1,124,967)
Preferred stocks	3,458,600	(70,120)
Venture Capital/Limited Partnerships	2,470,440	(377,209)

Totals	$81,316,708	$(1,572,296)

     The following table stratifies the unrealized losses as of March 31, 2003 by market sector:

	Carrying	Unrealized
	Value	Losses

Mortgage- and asset-backed securities:
Collateralized mortgage obligation	$54,937,293	$(453,254)
Other asset-backed	11,061,290	(290,770)
Mortgage-backed security	1,120,946	(3,453)
Home equity	2,483,178	(275,976)
Manufactured housing	5,784,961	(101,514)

	75,387,668	(1,124,967)
Preferred stocks	3,458,600	(70,120)
Venture Capital/Limited Partnerships	2,470,440	(377,209)

Totals	$81,316,708	$(1,572,296)

     The following table stratifies the unrealized losses as of March 31, 2003 by credit rating:

	Carrying	Unrealized
	Value	Losses

AAA	$56,058,239	$(456,707)
A	9,947,210	(357,960)
BB	9,382,219	(310,300)
BBB	3,458,600	(70,120)
Venture Capital/Limited Partnerships	2,470,440	(377,209)

Totals	$81,316,708	$(1,572,296)

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

     The following table stratifies the unrealized losses as of March 31, 2003 by trading class:

	Carrying	Unrealized
	Value	Losses

Traded	$81,316,708	$(1,572,296)
Non-Traded	—	—

Totals	$81,316,708	$(1,572,296)

     The following table stratifies the unrealized losses as of March 31, 2003 by length of time the securities have continuously been in an unrealized loss position:

	Carrying	Unrealized
	Value	Losses

Fixed Income Securities:
Investment Grade 0-6 months	$68,335,458	$(843,895)
13-18 months	7,052,210	(281,072)
Preferred Stocks:
0-6 months	502,200	(1,800)
7-12 months	1,946,400	(50,820)
13-18 months	1,010,000	(17,500)
Venture Capital/Limited Partnerships:
0-6 months	2,470,440	(377,209)

Total	$81,316,708	$(1,572,296)

     The maturities of fixed income investments that are in an unrealized loss position at March 31, 2003 are as follows:

	Carrying	Unrealized
	Value	Losses

Due in one year through five years	$—	$—
Due after five years through ten years	—	—
Due thereafter	—	—

Total non-mortgage- and asset-backed securities	0	0
Mortgage- and asset-backed securities	75,387,668	(1,124,967)

Total fixed income securities	$75,387,668	$(1,124,967)

     The Company is authorized by its investment policies to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transactions are intended to reduce the risk associated with price movements for a balance sheet asset. In addition, securities may be sold “short,” which is the sale of securities that are not currently in the portfolio and therefore must be purchased to close out the sale agreement, as another means of hedging interest rate risk to benefit from an anticipated movement in the financial markets. As of and during the six-month period ended March 31, 2003 the Company had no open hedging positions relative to hedging its securities portfolio.

Asset Quality

Servicing and Delinquency Experience

     The principal amount of the Company’s Commercial Loans (as a percentage of total outstanding Commercial Loans) that were in arrears for more than 90 days as of the following dates were as follows:

	Total	Commercial
	Commercial	Loans	Percentage
	Loans	in arrears	in arrears

March 31, 2003	$492,483,035	$82,573,332	16.77%
September 30, 2002	$342,632,510	$25,240,264	7.37%
March 31, 2002	$164,611,513	$8,203,384	4.98%
September 30, 2001	$123,259,529	$5,742,560	4.66%

     In addition to the amounts included in the table above at March 31, 2003, there were approximately $20.1 million in additional delinquent loans that the Company had serious doubts that the borrowers had the ability to comply with present loan repayment terms, and therefore may become 90 days delinquent. As of March 31, 2003, these loans accounted for approximately 4.1% of the total outstanding commercial Receivables collateralized by real estate, but were not included in the table above because they were less than 90 days delinquent. During the six month period ended March 31, 2003, six new delinquencies with principal balances of approximately $64.7 million contributed to the increase in delinquencies since September 30, 2002.

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

     The problem loan review committee is composed of representatives from Metropolitan’s underwriting, risk management, operations, commercial lending, legal and property development departments. The committee meets weekly and reviews all newly defaulted loans, continuing defaulted loans, loans in foreclosure, loans in bankruptcy and progress on approved workout plans.

     The principal amount of the Company’s residential and other real estate Receivables (as a percentage of total residential and other real estate Receivables) that were in arrears for more than 90 days as of the following dates were as follows:

		Residential and
	Total Residential	Other Real Estate
	and Other Real	Receivables	Percentage
	Estate Receivables	in arrears	in arrears

March 31, 2003	$253,544,765	$27,074,321	10.68%
September 30, 2002	$247,128,827	$20,740,753	8.39%
March 31, 2002	$272,666,895	$36,028,488	13.21%
September 30, 2001	$283,214,737	$24,658,860	8.71%

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

     The carrying amount of the Company’s other receivables not collateralized by real estate (as a percentage of total other receivables) that were in arrears for more than 90 days as of the following dates were as follows:

	Total Other	Other Receivables	Percentage
	Receivables	in arrears	in arrears

March 31, 2003	$106,689,157	$4,309,347	4.04%
September 30, 2002	$106,040,368	$2,938,657	2.77%
March 31, 2002	$142,148,819	$5,356,621	3.77%
September 30, 2001	$149,852,082	$2,525,875	1.69%

Provision and allowance for losses on Receivables

     Changes in the allowance for losses on Receivables were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Beginning balance	$10,104,354	$9,693,760	$8,697,778	$9,166,763
Provisions	7,652,764	368,807	9,653,032	1,430,286
Charge offs, net Commercial Loans	(293,352)	(1,960,777)	(293,352)	(1,960,777)
Residential and other real estate loans	(805,744)	(130,986)	(1,399,436)	(665,468)
Other receivables	—	—	—	—

Ending balance	$16,658,022	$7,970,804	$16,658,022	$7,970,804

Charge offs as a percent of average Receivables	0.14%	0.36%	0.22%	0.46%
Allowance as a percentage of total Receivables	1.95%	1.38%	1.95%	1.38%

     An analysis of the allowance for loss on Receivables was as follows:

	Allocated	Allocated	Loan
	Allowance	Allowance	Category
	for	as a % of	as a % of
	Receivable	Receivable	Total
	Losses	Category	Receivables

March 31, 2003
Commercial Loans	$10,060,057	2.04%	57.76%
Residential and other real estate loans	4,132,780	1.63%	29.73%
Other receivables	823,924	0.77%	12.51%
Unallocated	1,641,261	0.22%

	$16,658,022	1.95%	100.00%

March 31, 2002
Commercial Loans	$1,512,441	0.92%	28.41%
Residential and other real estate loans	4,408,004	1.62%	47.06%
Other receivables	1,088,347	0.77%	24.53%
Unallocated	962,012	0.22%

	$7,970,804	1.38%	100.00%

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

     Commercial Loans are individually monitored for impairment. A commercial loan is considered impaired when, based on specific facts and circumstances, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a commercial loan has been identified as impaired, the Company determines the allowance for loss based on the estimated net realizable value of the collateral compared to the carrying value of the receivable (including accrued interest and fees).

     When determining the estimated value of collateral, the Company has historically taken into consideration the most recent third party appraisal and other relevant market information. When reviewing the most recent third party appraisal, the Company considers the type of property, changes in the economic factors of the region since the most recent appraisal and the various underlying appraisal assumptions. In-house licensed appraisers that assist in the commercial origination process also assist in this review. Furthermore, the Company may also perform additional on-site collateral visits to update its historical assessments and gain additional information. If the estimated net realizable value of the collateral is less than the carrying value, an allowance for loss is recognized for the amount at which the carrying value exceeds the estimated net realizable value. During the six month period ended March 31, 2003, the Company recorded provisions for losses on its commercial loan portfolio of approximately $7.7 million. The current period provisions resulted from a review of the most recent appraisals and other relevant market information on loans that the Company deemed as impaired at March 31, 2003. Loans that the Company considered impaired at March 31, 2003 were approximately $102.7 million compared to $49.1 million at September 30, 2002. The During the six month period ended March 31, 2003, five new impaired loans with principal balances of approximately $59.4 million contributed to the increase in loans that the Company deemed as impaired since September 30, 2002.

     The Company establishes an allowance for loss on residential and other real estate Receivables, including accrued interest, inherent in the portfolio at the balance sheet date based primarily on current delinquencies and recent foreclosure and loss experience. The residential and other receivable portfolio is comprised of a large group of smaller-balance homogeneous loans that are collectively evaluated for impairment. The reduction in the allocated allowance for losses on residential and other real estate loans at March 31, 2003 compared to March 31, 2002 was primarily due to the overall seasoning of the loan portfolio and a reduction in the 90-day delinquencies. As the Company has recently focused on Commercial Loan originations, the remaining real estate receivable portfolio has been decreasing in size due to payoffs and maturities. The remaining portfolio, which is comprised of production from previous years, contains different loss potential characteristics depending upon the year the loans were produced (production pool years). Not all production pool years will experience the same rate of loss over their respective remaining lives. Pools that have seasoned beyond the four-year mark generally experience lower future losses than pools that are less seasoned.

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

Allowance for Losses on Real Estate Held for Sale

     The following table summarizes changes in the Company’s allowance for losses on real estate held for sale:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Beginning balance	$2,125,098	$2,277,369	$1,462,966	$2,448,670
Provisions	(113,821)	503,679	1,157,954	261,686
(recoveries) Charge-offs, net	(173,899)	(693,865)	(783,542)	(623,173)

Ending balance	$1,837,378	$2,087,183	$1,837,378	$2,087,183

     Real estate held for sale is periodically evaluated for impairment. Loss provisions for real estate held for sale are calculated as the difference between the estimated net realizable value and the carrying value at the measurement date. The $1.2 million provision for loss during the six-month period ended March 31, 2003 was primarily the result of a reduction in the sales price on some of the Company’s real estate held for sale portfolio and a $0.8 million provision for loss on an orchard in Washington that lost its organic growing status. The $0.8 million provision was based on a new appraisal that the Company obtained on the orchard.

Liquidity and Capital Resources

     The objective of liquidity management is to provide funds at an acceptable cost to service liabilities as they become due and to meet demands for additional Commercial Loans and Receivable purchases. Managing liquidity also enables the Company to take advantage of opportunities for business expansion. The Company finances its business operations and growth with the proceeds from the sale of annuity and life insurance products, the sale of equity securities to the public and affiliates, a secured line of credit agreement, reverse repurchase agreements, receivable cash flows, the sale of real estate and securities portfolio earnings. Primarily, the Company’s sources of liquidity are long-term in nature as they are used for long-term investments. Generally, short-term liquidity is provided through earnings and contractual repayments from its Receivable and investment portfolios. However, the secured line of credit agreement and the reverse repurchase agreement discussed below can be used for short-term liquidity purposes.

Annuities

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

     The growth in the assets of the Company during the six months ended March 2003 was primarily due to the growth in annuity sales. Future growth of the Company will continue to be dependent upon the successful efforts of Western Life to sell annuity products. To the extent that annuity sales decline such that annuity surrenders begin to exceed new annuity sales, the Company could experience a reduction in its total assets, thereby potentially reducing the earnings capacity of the Company.

     Western Life has entered into a reinsurance agreement with Old Standard Life Insurance Company (“Old Standard”), an affiliate, which became effective July 1, 1998. Under this agreement, Western Life can reinsure with Old Standard 75% of the risk on various annuity products. The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion by providing a 30-day advance written notice. During the six months ended March 31, 2003, no additional annuity premiums were ceded to Old Standard under this agreement.

Equity Securities

     The Company registered for sale up to $50.0 million of Series A preferred stock at December 31, 2002. Effective January 2, 2003, the initial escrow period ended and the Company completed the initial sale of its preferred stock to the public. Subsequently, the Company commenced its continuous best efforts offering of the preferred stock. As of March 31, 2003, 446,571 shares of the Company’s preferred stock were outstanding, which resulted in net proceeds to the Company of $9.3 million. This preferred stock offering expires July 31, 2003.

Secured Line of Credit

     Western Life has a secured line of credit agreement with the Federal Home Loan Bank of Seattle (FHLB). When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At March 31, 2003, Western Life had a stock investment in the FHLB of approximately $7.6 million. The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of high quality collateralized mortgage obligations. Each type of collateral has a minimum requirement that ranges from 100% to 125% of borrowings. At March 31, 2003, Western Life had $307.2 million in eligible collateral with a market value of $318.5 million and a borrowing capacity of $224.5 million, subject to the purchase of approximately $6.1 million in additional FHLB stock. Approximately $202.5 million in securities having a market value of $210.0 million were pledged to collateralize the outstanding borrowings to the FHLB at March 31, 2003. At March 31, 2003, Western Life had approximately $148.0 million in outstanding borrowings to the FHLB leaving an unused borrowing capacity of approximately $76.5 million, subject to the purchase of approximately $6.1 million in additional FHLB stock. During the six months ended March 31, 2003, Western Life’s outstanding borrowings on the secured line of credit increased $45.0 million. This increase accounted for approximately 25% of the Company’s net cash provided by financing activities.

Other Liquidity Sources

     Another source of liquidity is derived from payments received on Receivables and the sale of real estate. A decrease in the prepayment rate on receivables or in the ability to sell real estate would reduce future cash flows from receivables.

     Additionally, to increase liquidity, the Company may occasionally sell securities to a third party broker-dealer under the provision that the Company will buy them back by a predetermined date for a specific price, often called a reverse repurchase agreement. The Consolidated Group did not enter into any reverse repurchase transactions during the periods presented.

Capital and Regulatory Considerations

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

     Recently, Western Life has maintained adequate levels of capital through capital contributions from Metropolitan. Through the Company, Metropolitan contributed $41.4 million of capital to Western Life during the six months ended March 31, 2003. Additionally, Western Holding, the parent company of Western Life, had registered for sale up to $50.0 million of Series A preferred stock at March 31, 2003. As of March 31, 2003, Western Holding had issued 446,571 shares of its preferred stock and received net proceeds of approximately $9.3 million, which Western Holding used as capital contributions to Western Life. Western Life’s ability to generate capital is dependent on Metropolitan’s ability to maintain adequate levels of liquidity permitting it to make further capital investments in Western Life and Western Holding’s ability to sell preferred stock, allowing Western Holding to make capital contributions to Western Life. To the extent that Metropolitan or Western Holding do not generate sufficient liquidity permitting them to make further capital investments in Western Life, Western Life’s ability to generate capital could be adversely affected, which in turn could negatively affect its ability to increase its investments in higher risk-adjusted assets such as commercial loans, real estate and equity investments.

     Western Life’s ability to sell available-for-sale investments for liquidity purposes is partially affected by the laws of the state of Washington that limit its investments in real estate related assets to 65% of its statutory assets. Western Life is restricted from selling non-real estate related assets if, after the sale, its real estate assets would exceed 65% of its statutory assets. However, occasionally Western Life may acquire real estate related receivables that qualify as mortgage-related securities under the Secondary Mortgage Market Enhancement Act, or SMMEA. SMMEA generally provides that qualifying loans may be acquired to the same extent that obligations that are issued by or guaranteed as to principal and interest by the United States Government, its agencies and the instrumentalities can be acquired. As a result, Western Life can acquire qualifying real estate loans in amounts in excess of the 65% limitation. At March 31, 2003, Western Life had 51.2% of its statutory admitted assets invested in real estate related assets that did not qualify as SMMEA investments.

     For statutory purposes, Western Life performs cash flow testing using seven different interest rate scenarios. An annual opinion regarding the adequacy of the cash flow testing is filed with the insurance departments in the states where Western Life is licensed as an insurance company. At the end of calendar year 2002, the results of this cash flow testing process were satisfactory.

Lending Commitments

     The Company had approximately $75.5 million of outstanding commitments to extend credit to commercial borrowers at March 31, 2003.

New Accounting Rules

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This statement addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. Implementation of this new standard on October 1, 2002 did not have a material impact on the Company financial statements.

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	During the quarter ended March 31, 2003, the Registrant filed the following reports on Form 8-K:

Form 8-K dated January 3, 2003, filed January 15, 2003, reporting the completion of the initial closing of its public offering and issuance of 437,604 shares of Preferred Stock to the public at $25.00 per share, for a total of $10,940,100 and reporting the Preferred Stock has been approved for listing on the American Stock Exchange, LLC (Amex) under the ticker symbol WUC.pr., under Item 5, Other Events.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 15th day of May 2003 on its behalf by the undersigned, thereunto duly authorized.

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Robert A. Ness Robert A. Ness Principal Accounting Officer (Principal Financial Officer)