Form 10-Q
period 2003-06-30
WESTERN UNITED HOLDING CO
filed 2003-08-18
CIK 1175790

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to

Commission file number 1-31576

WESTERN UNITED HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization) 601 W. 1st Avenue, Spokane, Washington (Address of principal executive offices)	73-1642091 (I.R.S. Employer Identification No.) 99201 (Zip Code)

Registrant’s telephone number, including area code: (509) 835-2500

Former name, former address and former fiscal year, if changed since last report: N/A.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐          No ☑

Applicable only to corporate issuers:

The number of shares outstanding of the Registrant’s common stock as of July 31, 2003 was 100.

PART I--FINANCIAL INFORMATION
Item 1. Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
Exhibit Index
EX-31.1 Certification of Chief Executive Officer
EX-31.2 Certification- Principal Financial Officer
EX-32.1 Certification Pursuant to 18 USC Sec. 1350
EX-32.2 Certification Pursuant to 18 USC Sec. 1350

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2003	2002

	(unaudited)
ASSETS:
Investments:
Available-for-sale securities, at fair value	$273,485,873	$458,488,402
Held-to-maturity securities, at amortized cost	250,960,744	39,223,983
Real estate contracts and mortgage notes and other receivables, net of discounts and origination fees	907,110,422	683,918,878
Allowance for losses on receivables	(17,982,069)	(8,697,778)
Policy loans	19,970,342	20,238,963
Real estate held for sale and development at the lower of cost or market, net of allowances of $1,843,669 and $1,462,966	77,873,982	51,208,831

Total investments	1,511,419,294	1,244,381,279

Cash and cash equivalents	7,052,862	44,035,987
Accrued interest on investments	19,703,284	14,464,644
Reinsurance receivable	153,131,622	148,392,448
Deferred policy acquisition costs	69,545,252	72,257,621
Due from affiliate	6,146,219	6,276,448
Indebtedness of related parties	18,304,452	18,921,930
Land, buildings and equipment, net	4,994,244	4,282,048
Other assets	6,798,215	10,978,546

Total other assets	285,676,150	319,609,672

Total assets	$1,797,095,444	$1,563,990,951

LIABILITIES:
Reserves, payables, and accrued liabilities:
Life insurance and annuity reserves	$1,360,793,009	$1,224,344,910
Policyholder funds on deposit	1,248,039	1,315,343
Accounts payable and accrued expenses	8,341,036	4,556,963

Total reserves, payables, and accrued liabilities	1,370,382,084	1,230,217,216

Debt payable, including accrued interest	139,214,344	104,222,683
Current income taxes payable	8,107,528	12,326,770
Deferred income taxes, net	20,000,990	19,231,189
Minority interest	50,000,000	50,000,000

Total liabilities	1,587,704,946	1,415,997,858

Stockholder’s equity:
Preferred stock, $2.50 par value, 5,000,000 shares authorized, 696,194 shares and no shares issued and outstanding	1,740,484	—
Common stock, Class A, $0.01 par value, 5,000,000 shares authorized, 100 shares issued and outstanding	1	1
Paid-in and contributed capital	97,900,940	43,297,238
Accumulated other comprehensive income	4,318,418	2,888,792
Retained earnings	105,430,655	101,807,062

Total stockholder’s equity	209,390,498	147,993,093

Total liabilities and stockholder’s equity	$1,797,095,444	$1,563,990,951

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Premiums and annuity considerations	$406,617	$422,407	$1,171,200	$1,355,586
Net investment income, including net expenses of $1,664,054, $443,932, $4,290,863 and $1,174,291 to affiliates	32,019,598	26,831,777	93,827,341	72,286,161
Net losses on investments, including gains of $0, $0, $0 and $574,530 from affiliates	(5,482,578)	(3,394,389)	(19,966,701)	(10,209,827)

Total revenues	26,943,637	23,859,795	75,031,840	63,431,920

Expenses:
Life insurance and annuity benefits	16,644,051	13,010,834	47,906,785	38,637,106
Commissions to agents, net of $370,621, $1,743,228, $384,146 and $2,034,746 ceded to affiliates	2,037,457	2,240,183	8,319,680	5,092,932
Administrative and other expenses, including $2,097,349, ($116,274), $3,846,448 and $748,331 from (to) affiliates	3,512,624	768,820	7,605,327	2,917,092
Capitalization of deferred policy acquisition costs	(2,102,800)	(1,917,238)	(8,832,872)	(5,214,685)
Amortization of deferred policy acquisition costs	5,890,186	(175,000)	11,490,186	5,275,000

Total expenses	25,981,518	13,927,599	66,489,106	46,707,445

Income before income taxes and minority interest	962,119	9,932,196	8,542,734	16,724,475
Income taxes	(361,389)	(3,476,270)	(2,989,957)	(5,853,567)

Net income before minority interest	600,730	6,455,926	5,552,777	10,870,908
Income of consolidated subsidiary allocated to affiliated minority stockholders	—	(569,250)	(1,375,000)	(2,178,000)

Net income	600,730	5,886,676	4,177,777	8,692,908
Preferred stock dividends	(279,271)	—	(554,184)	—

Income applicable to common stockholders	$321,459	$5,886,676	$3,623,593	$8,692,908

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$600,730	$5,886,676	$4,177,777	$8,692,908

Other comprehensive income, net of income tax:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period(1)	1,008,619	1,679,107	(1,589,301)	(2,453,635)
Less reclassification adjustment for gains (losses) included in net income(2)	(230,574)	1,790,587	3,018,927	5,450,215

Net other comprehensive income	778,045	3,469,694	1,429,626	2,996,580

Comprehensive income	$1,378,775	$9,356,370	$5,607,403	$11,689,488

(1)	Net of related tax of $543,101 and $957,627 during the three months ended June 30, 2003 and 2002 and ($855,775) and ($1,269,852) during the nine months ended June 30, 2003 and 2002, respectively.

(2)	Net of related tax of ($124,156) and $910,668 during the three months ended June 30, 2003 and 2002 and $1,625,576 and $2,881,237 during the nine months ended June 30, 2003 and 2002, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(UNAUDITED)

				Accumulated
			Paid-in and	Other		Total
	Preferred	Common	Contributed	Comprehensive	Retained	Stockholder’s
	Stock	Stock	Capital	Income	Earnings	Equity

Balance, October 1, 2002	$—	$1	$43,297,238	$2,888,792	$101,807,062	$147,993,093
Net income					4,177,777	4,177,777
Net unrealized gains on available-for-sale securities, net of income tax provision of $769,801				1,429,626		1,429,626
Contributed capital			41,400,000			41,400,000
Cash dividends, preferred (variable rate)					(554,184)	(554,184)
Redemption and retirement variable rate of preferred stock (2,190 shares)	(5,476)		(49,283)			(54,759)
Sale of variable rate preferred stock, net (698,384 shares)	1,745,960		13,252,985			14,998,945

Balance, June 30, 2003	$1,740,484	$1	$97,900,940	$4,318,418	$105,430,655	$209,390,498

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,

	2003	2002

Cash flow from operating activities:
Net income	$4,177,777	$8,692,908
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of trading securities	—	13,590,118
Proceeds from maturities of trading securities	—	1,020,171
Acquisition of trading securities	—	(4,669,460)
Earned discount on investments	(22,628,928)	(20,433,058)
Losses on investments, net, including gains of $0 and $574,530 from affiliates	4,700,863	7,516,905
Gains on sales of real estate, net	(545,279)	(36,605)
Provision for losses	15,811,117	2,729,527
Depreciation and amortization	697,789	618,900
Deferred income tax benefit	769,801	1,611,385
Changes in assets and liabilities:
Deferred acquisition costs, net	2,712,369	60,315
Life insurance and annuity reserves	41,790,763	38,476,934
Accrued interest on investments	(7,412,663)	132,441
Accrued interest on debt payable	156,549	(5,149,539)
Other assets	85,038	4,030,270
Accounts payable and accrued expenses	3,712,358	3,581,179
Amounts due to/from affiliates	130,229	(519,092)

Net cash provided by operating activities	44,157,783	51,253,299

Cash flow from investing activities:
Proceeds from maturities of available-for-sale securities	50,712,291	39,708,356
Proceeds from sales of available-for-sale securities	259,698,855	105,732,273
Purchases of available-for-sale securities	(395,481,594)	(223,616,841)
Proceeds from maturities of held-to-maturity securities	50,909,675	—
Purchases of held-to-maturity securities	—	(24,943,185)
Principal payments received on real estate contracts and mortgage notes and other receivable investments	136,979,266	124,618,580
Proceeds from sales of real estate contracts and mortgage notes and other receivable investments, including $0 and $11,200,000 from affiliates	107,321	13,222,056
Purchases and originations of real estate contracts and mortgage notes and other receivable investments, including $6,479,459 and $632,899 from affiliates	(346,133,172)	(232,647,651)
Proceeds from sales of real estate	3,657,520	6,415,222
Purchases of and costs associated with real estate held for sale and development, including $14,647,042 and $0 from affiliates	(21,221,330)	(1,087,309)
Proceeds from sale of land	—	216,000
Other capital expenditures	(939,547)	(71,006)

Net cash used in investing activities	(261,710,715)	(192,453,505)

Cash flow from financing activities:
Receipts from life and annuity products	198,548,947	162,095,252
Withdrawals of life and annuity products	(110,982,175)	(85,715,436)
Ceding of life and annuity products to affiliated reinsurers	(7,453,067)	(46,805,193)
Ceding of life and annuity products from affiliated reinsurers	9,213,510	20,120,303
Increase in notes payable, net	34,835,112	39,127,974
Decrease in related party indebtedness	617,478	701,884
Issuance of preferred stock	14,998,945	—
Redemption and retirement of preferred stock	(54,759)	—
Issuance of common stock to Parent	—	17,200,038
Contributed capital from Parent	41,400,000	—
Cash dividends on preferred stock	(554,184)	(2,178,000)

Net cash provided by financing activities	180,569,807	104,546,822

Net change in cash and cash equivalents	(36,983,125)	(36,653,384)
Cash and cash equivalents:
Beginning of period	44,035,987	53,286,888

End of period	$7,052,862	$16,633,504

Non cash investing and financing activities of Company:
Real estate held for sale and development acquired through foreclosure	$15,972,573	$21,121,460
Transfers between annuity products	23,079,704	40,023,788
Receivables originated to facilitate the sale of real estate	3,490,626	780,000
Transfer of investments from available-for-sale portfolio to held-to-maturity portfolio (1)	262,518,789	—
Transfer of investments from trading portfolio to available-for-sale portfolio	—	38,593,522
Timing difference on settlements of securities sales	826,536	4,147,031
Timing difference on settlements of securities purchases	71,715	15,292,250

1)	During the nine months ended June 30, 2003, the Company transferred $262.5 million of securities from its available-for-sale portfolio to its held-to-maturity portfolio. The securities transferred included those securities pledged as collateral to secure the FHLB line of credit agreement. The Company has the intent and ability to hold these securities until maturity.

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Western United Holding Company and Subsidiary (the “Company”) as of June 30, 2003, the results of operations for the three and nine months ended June 30, 2003 and 2002 and the cash flows for the nine months ended June 30, 2003 and 2002. The results of operations for the three and nine months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company’s fiscal 2002 Form 10-K.

      Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation (See Note 4 following). These reclassifications had no effect on net income or retained earnings as previously reported.

2.     Preferred Stock Issued

      The Company had registered for sale up to $50.0 million of Series A preferred stock at December 31, 2002. Effective January 2, 2003, the initial escrow period for this offering ended and the Company completed the initial sale of the preferred stock. Shortly after January 2, 2003, the Company commenced its continuous best efforts offering of the preferred stock. As of June 30, 2003, 696,194 shares of the Company’s preferred stock were outstanding, which resulted in net proceeds to the Company of $14.9 million. This preferred stock registration expired July 31, 2003. On June 12, 2003, the Company filed with the SEC a registration statement for the sale of up to 6,000,000 shares of Series A preferred stock for a total preferred stock offering price of $150.0 million. This registration statement is currently under regulatory review.

3.     Income Taxes

      The Company has received a notice from the Internal Revenue Service stating that a $22.4 million tax benefit the Company recorded in prior years for a investment entered into in conjunction with Metropolitan during fiscal 1999 would be wholly disallowed by the IRS. However, the Company, in conjunction with its parent, Metropolitan Mortgage & Securities Co., Inc., intends to vigorously defend its tax treatment of the transaction and the Company’s management believes that its tax treatment was, and continues to be, supportable and appropriate.

      In the event of an unfavorable resolution relative to the investment, the earnings of the Company would be adversely affected by the amount disallowed in excess of $11.2 million, including interest if applicable. Any amounts that may be disallowed, up to $11.2 million including any applicable interest, as a result of an unfavorable resolution are recoverable from Metropolitan under the terms of the supplement to the Federal Tax Sharing Agreement. At June 30, 2003, the Company cannot reasonably estimate a loss, if any, associated with this transaction.

4.     Reclassification—Interest on Receivables and Provision for Losses

      Historically, the Company has accrued interest income on delinquent commercial loans until foreclosure. However, once the delinquent commercial loan achieved a net realizable value of 80% of the underlying collateral, increases in interest income were offset through a similar increase in the provision for losses on receivables. During the three months ended June 30, 2003, the Company ceased recording simultaneous increases in both interest income and provision for losses on delinquent commercial loans that achieved a net realizable

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.     Reclassification—Interest on Receivables and Provision for Losses (continued)

value of 80% of the underlying collateral. Furthermore, and for comparative purposes, the Company reclassified approximately $1.4 million of provision for losses on receivables against interest income during the six months ended March 31, 2003. The reclassification resulted in a reduction in interest income with a corresponding reduction in provision for losses on receivables. For comparability purposes, the Company is providing the following information to quantify the impact of the reclassification adjustments for the three months ended December 31, 2002 and for the three months and six months ended March 31, 2003. Prior year information, both quarterly and year to date, have not been reclassified as amounts are not deemed material.

	As reported	As reclassified

As of December 31, 2002
Allowance for losses on receivables	$(10,104,354)	$(9,477,651)
Total investments	1,424,362,599	1,424,989,302
Accrued interest on investments	20,606,134	19,979,431
Total assets	1,727,120,056	1,727,120,056

For the three months ended December 31, 2002
Net investment income	29,782,900	29,156,197
Net losses on investments	(4,686,425)	(4,059,722)
Total revenues	25,500,236	25,500,236
Net income (loss)	2,811,097	2,811,097

	As reported	As reclassified

As of March 31, 2003
Allowance for losses on receivables	$(16,658,022)	$(15,232,121)
Total investments	1,487,558,402	1,488,984,303
Accrued interest on investments	21,375,445	19,949,544
Total assets	1,774,319,855	1,774,319,855

For the six months ended March 31, 2003
Net investment income	63,233,644	61,807,743
Net losses on investments	(15,910,024)	(14,484,123)
Total revenues	48,088,203	48,088,203
Net income (loss)	3,577,047	3,577,047

For the three months ended March 31, 2003
Net investment income	33,450,744	32,651,546
Net losses on investments	(11,223,599)	(10,424,401)
Total revenues	22,587,967	22,587,967
Net income (loss)	765,950	765,950

5.     Subsequent Event

      Metropolitan Investment Securities, Inc. (“MIS”), an affiliate and a National Association of Securities Dealers, Inc. (“NASD”) member firm, is the sole broker dealer responsible for the offer and sale of the Company’s preferred stock. MIS has received a “Wells” letter from the NASD stating that the staff of the NASD has made a preliminary determination to recommend that a disciplinary action be brought against MIS. Under the Wells process adopted by the NASD, MIS has been provided an opportunity to respond before the NASD staff

WESTERN UNITED HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     Subsequent Event (continued)

makes a formal recommendation to the NASD regarding any such action. MIS intends to respond promptly to the notice and is cooperating with the NASD to resolve this matter. The Company is unable to determine at this time the impact on the Company of the ultimate resolution of the pending matters. The ultimate resolution of the pending matters could have an adverse affect on MIS’s ability to continue selling the Company’s securities. If MIS is unable to continue selling the Company’s securities, it could have an adverse effect on the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      These discussions may contain forward-looking statements. A forward-looking statement may contain words such as “will continue to be,” “will be,” “continue to,” “expect to,” “anticipates that,” “to be,” or “can impact.” We caution you that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements.

General

      Western United Holding Company, a wholly owned subsidiary of Metropolitan Mortgage & Securities Co., Inc., is a holding company for Western United Life Assurance Company. Metropolitan is effectively controlled by C. Paul Sandifur, Jr. through common stock ownership and voting control. We are engaged in the offering, issuance and sale of annuity and life insurance policies. We are licensed to sell insurance in sixteen states, but our business is primarily concentrated in the states of Idaho, Montana, Oregon, Texas, Utah and Washington. The terms “we,” “our” and “us” refer to Western Holding and our subsidiary collectively, while the term Western Holding refers solely to the parent company.

      The consolidated financial statements include the accounts of Western Holding and its majority-owned subsidiary, Western Life. All significant intercompany transactions and balances have been eliminated in consolidation.

      In conjunction with Metropolitan, we have been investing in receivables for our own account for 28 years. One of our principal investment activities is investing in receivables that are cash flowing assets, consisting of obligations secured by real estate, structured settlements, annuities, lottery prizes, and other investments.

Critical Accounting Policies

      The accounting policies described below are those that we consider critical in preparing our financial statements. These policies include significant estimates we make using information available at the time the estimates are made. However, the estimates could change materially if different information or assumptions are used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies we use in preparing our financial statements is included elsewhere in our audited financial statements for the year ended September 30, 2002.

Asset Valuations

Investments

      We classify our investments in debt and equity securities as “available-for-sale” or “held-to-maturity.” The significant accounting policies related to these investment classifications are as follows:

Available-for-Sale Securities. Available-for-sale securities, consisting primarily of mortgage- and asset-backed securities, government-backed bonds, corporate bonds, equity securities and venture capital investments, are carried at quoted and estimated fair values. Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes, as a component of stockholder’s equity. We regularly monitor our investment portfolio for other than temporary declines in the value of securities. When an other than a temporary decline in the value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a realized loss in the statement of operations. Any recovery of value in excess of the investment’s new cost basis is recognized as a realized gain only on sale, maturity or other disposition of the investment. Factors that we evaluate in determining the existence of an other than temporary decline in value include (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) our intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery.

Additionally, for asset-backed securities, we consider the security rating and the amount of credit support available for the security.

We hold debt securities generated from our own securitization transactions. For these securities, estimated fair market value is derived from expected discounted future cash flows. When estimating expected future cash flows, we consider interest rates, estimated prepayment rates, collateral value and historical default rates experienced by the securities. To the extent that actual experience is less favorable than the assumptions, other than temporary declines in the value in the debt securities could result. We periodically assess the assumptions used in valuing the cash flows and the related carrying value of these securities.

Held-to-Maturity Securities: Held-to-maturity securities are carried at amortized cost. Premiums and discounts on these securities are amortized on a specific-identification basis using the interest method. We have the ability and intent to hold these investments until maturity.

Allowances for Losses

      We maintain various allowances for losses. The significant accounting policies related to the allowances are as follows:

Allowance for Losses on Receivables. Commercial loans are individually evaluated for impairment. A commercial loan is considered impaired when, based on specific facts and circumstances, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a commercial loan has been identified as impaired, we determine the allowance for losses based on the estimated net realizable value of the collateral compared to the carrying value of the receivable (including accrued interest and fees).

When determining the estimated net realizable value of the collateral, we have historically taken into consideration the most recent third party appraisal and other relevant market information. When reviewing the most recent third party appraisal, we consider the type of property, changes in the economic factors of the region since the most recent appraisal and the various underlying appraisal assumptions. In-house licensed appraisers that assist in the commercial origination process also assist in this review. Furthermore, we may also perform additional on-site collateral visits to update our historical assessments and gain additional information. If the estimated net realizable value of the collateral is less than the carrying value, an allowance for losses is recognized for the amount at which the carrying value exceeds the estimated net realizable value.

The remaining real estate contracts and mortgage notes receivable portfolio is made up of a large group of smaller-balance homogenous loans that are collectively evaluated for impairment. We establish an allowance for inherent losses on these receivables based primarily on current delinquencies and recent foreclosure and loss experience. To the extent actual experience differs from assumptions, the adjustments would be included in the statement of operations.

Allowance for Losses on Real Estate Held for Sale and Development. The allowance for losses on real estate held for sale and development includes amounts for estimated losses as a result of impairment in value. We review our real estate held for sale and development properties for impairment in value whenever events or circumstances indicate that the carrying value of the asset may exceed its estimated net realizable value. The carrying value of a repossessed property is determined as of the date of repossession of the property and is based on the lower of the estimated net realizable value or carrying value at the time the property was repossessed. For non-commercial properties, an appraisal is obtained on the foreclosed property to determine its estimated net realizable value at the time of repossession. For commercial properties, an appraisal is obtained on the foreclosed property to determine the estimated net realizable value only if the most recent appraisal is more than one year old, otherwise the existing appraisal is used. Periodically, we may not order an updated appraisal in accordance with our established policies if current negotiations with a potential purchaser can establish an indication of value.

Subsequent to repossession (or acquisition in the case of development properties), if the value of the property declines such that the estimated net realizable value from the disposition of the asset is less than its carrying value, an impairment is recognized in the statement of operations.

Income Recognition on Delinquent Commercial Real Estate Receivables

      We generally accrue interest on delinquent commercial real estate receivables unless the receivable is not considered well secured or in the process of collection. We consider commercial loans with carrying values less than 80% of the estimated value of the collateral (estimated net realizable value) to be well secured. We cease accruing interest and other related loan fees when the carrying value of a commercial loan reaches its estimated net realizable value. A nonaccrual receivable may be restored to accrual status when delinquent principal and interest payments are brought current and the receivable is paying in accordance with its payment terms or when an increase in the collateral value has occurred such that the carrying value is less than its estimated net realizable value.

Deferred Policy Acquisition Costs

      Deferred policy acquisition costs, consisting of commissions and other insurance underwriting and annuity policy costs, are deferred, and amortized over the lives of the annuity contracts or life insurance policies in proportion to the present value of estimated future gross profits. To the extent actual experience differs from assumptions, and to the extent estimates of future gross profits require revision, the unamortized balance of deferred policy acquisition costs is adjusted accordingly; these adjustments would be included in the statement of operations.

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

Results of Operations

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

      The following table presents the components of the results of operations during the nine months ended June 30, 2003 and 2002:

	Nine Months Ended
	June 30,

	2003	2002

Net investment income	$45,920,556	$33,649,055
Net non-investment expense	(14,753,807)	(6,654,438)
Capitalized deferred policy acquisition costs, net of amortization	(2,657,314)	(60,315)

Income before net losses on investments	28,509,435	26,934,302
Net losses on investments	(19,966,701)	(10,209,827)

Income before income taxes and minority interest	8,542,734	16,724,475
Income taxes	(2,989,957)	(5,853,567)

Net income before minority interest	5,552,777	10,870,908
Income of consolidated subsidiary allocated to minority stockholders	(1,375,000)	(2,178,000)

Net income	4,177,777	8,692,908
Preferred stock dividends	(554,184)	—

Income applicable to common stockholders	$3,623,593	$8,692,908

      Net investment income consists of interest and earned discounts on receivables and other investments, net of interest expense, insurance policy and annuity benefits, and salaries, commissions and other expenses incurred as a result of owning the investments.

      Insurance policy and annuity benefits primarily consist of interest credited on outstanding policies at the rates of return specified in the policies. When an annuity or an insurance policy is issued, these rates of return are guaranteed for a limited number of years. After that, subject to any minimum guaranteed rate of return specified in the insurance policy or annuity, these rates of return may be adjusted at our discretion. Additionally, insurance and annuity policy benefits also include payments of death claims on mortality contracts. These mortality contracts account for approximately 2% of direct premiums with a portion of the life risk being offset by reinsurance treaties.

      The following table presents the components of net investment income during the nine months ended June 30, 2003 and 2002:

	Nine Months Ended
	June 30,

	2003	2002

Net investment income:
Gross investment income	$108,771,019	$81,142,268
Investment expenses	(14,943,678)	(8,856,107)
Insurance policy and annuity benefits	(47,906,785)	(38,637,106)

Net investment income	$45,920,556	$33,649,055

      The following table summarizes the rate/ volume changes in our interest sensitive assets between the nine months ended June 30, 2003 and 2002 by interest sensitive asset class:

	Nine months ended June 30, 2003 vs.
	Nine months ended June 30, 2002

	Increase (Decrease)
	Due to

	Volume	Rate	Total Change

Interest sensitive assets:

Investments (including cash)	$9,044,546	$(6,297,130)	$2,747,416
Real estate contracts and mortgage notes receivable	32,881,948	(5,203,834)	27,678,114
Other receivables	(2,689,795)	(215,334)	(2,905,129)
Policy loans	25,778	(37,553)	(11,775)
Indebtedness of related party	(63,398)	147,804	84,406

	$39,199,079	$(11,606,047)	$27,593,032

      The following table presents the net average yields we realized on interest sensitive assets and liabilities during the nine months ended June 30, 2003 and 2002 based on average monthly ending asset/ liability balances:

	June 30, 2003	June 30, 2002
	Average	Average

Interest sensitive assets:

Securities Investments (including cash)	$576,025,679	$390,867,496
Yield	5.05%	6.51%
Real estate contracts and mortgage notes receivable	$716,022,961	$435,360,118
Yield	14.42%	14.80%
Other receivables	$104,942,033	$147,699,132
Yield	8.11%	8.39%
Policy loans	$19,975,795	$19,515,860
Yield	7.22%	7.47%
Indebtedness of related parties	$18,577,726	$19,543,887
Yield	9.81%	8.75%
Interest sensitive liabilities:

Life insurance and annuity reserves, net of reinsurance receivable	$1,159,788,636	$901,748,248
Yield	5.51%	5.82%
Debt payable	$147,393,464	$37,074,993
Yield	4.02%	4.40%

      The increase in investment income for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002 was primarily due to an increase in interest income from an increase in our commercial lending activities. Commercial loans, which have higher yields than the residential portfolio, accounted for approximately $543.4 million or 70% of the outstanding principal balance of real estate contracts and mortgage notes receivable at June 30, 2003, compared to approximately $243.5 million or 49% at June 30, 2002.

      Increases in our investment income as a result of our commercial lending activities have been partially offset by a decrease in the yields earned on our investment portfolio due to a decrease in the 5-year constant maturity U.S. Treasury rate, which is similar to the average maturity of our fixed income portfolio. During the twelve-month period ended June 30, 2003, proceeds from the sales and maturities of our investment portfolio totaled $594.9 million. As proceeds from the sales and maturities of investments were reinvested back into a lower interest rate market, the overall portfolio yield was reduced. Additionally, our recent focus on improving the average credit rating of our investment portfolio has also contributed to a reduction in investment yields. At June 30, 2003, approximately 86.7% of our portfolio was rated either AAA or AA compared to 66.0% at June 30, 2002. The higher credit rating is expected to result in a lower effective yield, but also reduced credit risk. A reduction in our other receivable portfolio has also resulted in a decrease in interest income on the other receivable portfolio when compared to the similar period last year.

      The increase in investment expenses was primarily due to approximately $2.0 million increase in interest expense, approximately $1.9 million increase in cost sharing expenses paid to Metropolitan in accordance with an established inter-company agreement, $1.5 million increase in holding costs associated with our properties held for sale and development and $0.3 million increase in the cost of servicing our receivable portfolio. The increase in interest expense is primarily the result of an increase in borrowings on the secured line of credit with the Federal Home Loan Bank of Seattle. However, the reduction in the interest rate environment during the last twelve months has allowed us to borrow funds on our secured line of credit with the Federal Home Loan Bank of Seattle at lower interest rates. This borrowing facility has contributed to a reduction in the current year debt payable cost of funds. Additionally, the reduction in the interest rate environment during the last twelve months has also contributed to a lower cost of funds on our life and annuity reserves.

Net Losses on Investments

      The components of net losses on investments for the nine months ended June 30, 2003 and 2002 are as follows:

	Nine Months Ended
	June 30,

	2003	2002

Net gains on sale of real estate	$545,279	$36,605
Net investment securities losses	(4,674,386)	(8,091,435)
Realized gains (losses) on sale of receivables	(26,477)	574,530
Provision for loss on real estate loans and assets	(15,811,117)	(2,729,527)

Net losses on investments	$(19,966,701)	$(10,209,827)

Net Investment Securities Losses

      The components of net investment securities losses for the nine months ended June 30, 2003 and 2002 are as follows:

	Nine Months Ended
	June 30,

	2003	2002

Other than temporary declines in value:
Subordinate and interest only securities	$(4,282,638)	$(1,024,559)
Equity securities	(350,551)	(4,482,792)
Other securities	(3,998,419)	(4,451,731)
Realized gains on securities investments	3,957,222	1,767,833
Realized gains on trading securities	—	99,814

Net investment securities losses	$(4,674,386)	$(8,091,435)

      We hold subordinate and interest only securities generated from receivable securitization transactions that were entered into in conjunction with Metropolitan and other affiliates. The fair value of these securities, which do not have established market prices, is estimated using expected discounted future cash flows. When estimating expected future cash flows, we consider interest rates, estimated prepayment rates, collateral value, historical default rates and recent loss severity. During the nine months ended June 30, 2003, we determined that certain securities had other than temporary declines in value as the collateral supporting the securities experienced higher than expected prepayment rates, loss severity and default rates. In response to sustained prepayment rates, higher than expected loss severities and an increase in defaults, we revised our assumptions of future prepayments, loss severity and default rates. Changes in these assumptions contributed, in part, to the $4.3 million impairment during the nine months ended June 30, 2003.

      During the nine months ended June 30, 2003, approximately $0.4 million in declines in various venture capital and other equity securities were determined to be other than temporary due to the length of time and extent that the investments had traded below cost or carrying value.

      During the nine months ended June 30, 2003, we recorded approximately $4.0 million in other than temporary declines in value on certain fixed income securities. The impairments were primarily due to deterioration in the underlying collateral of certain asset-backed securities, including $2.1 million in impairments on airline related asset-backed securities, in addition to credit deterioration in some higher yielding corporate bond investments.

Provision for Losses on Receivables

      Commercial loans are individually evaluated for impairment. A commercial loan is considered impaired when, based on specific facts and circumstances, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a commercial loan has been identified as impaired, we determine the allowance for losses based on the estimated net realizable value of the collateral compared to the carrying value of the receivable (including accrued interest and fees).

      When determining the estimated net realizable value of the collateral, we have historically taken into consideration the most recent third party appraisal and other relevant market information. When reviewing the most recent third party appraisal, we consider the type of property, changes in the economic factors of the region since the most recent appraisal and the various underlying appraisal assumptions. In-house licensed appraisers that assist in the commercial origination process also assist in this review. Furthermore, we may also perform additional on-site collateral visits to update our historical assessments and gain additional information. If the estimated net realizable value of the collateral is less than the carrying value, an allowance for losses is recognized for the amount at which the carrying value exceeds the estimated net realizable value.

      During the nine months ended June 30, 2003, we provided provisions for losses on our commercial loan portfolio of approximately $10.2 million. The current year provisions resulted from a review of the most recent appraisals and other relevant market information on loans that we deemed impaired during the nine months ended June 30, 2003. Loans that we considered impaired at June 30, 2003 were approximately $106.5 million compared to $49.1 million at September 30, 2002. Of the $106.5 million considered impaired at June 30, 2003, six loans with principal balances of approximately $63.8 million that were deemed to be impaired became impaired since September 30, 2002. Fluctuations in the provision for losses result from using the specific impairment methodology.

      In addition to the commercial loan provision, we also recorded provisions for losses on our residential and other real estate loans of approximately $3.4 million and approximately $0.4 million on our other receivables. The residential and other real estate receivable portfolio is made up of a large group of smaller-balance homogenous loans that are collectively evaluated for impairment. We establish an allowance for inherent losses on these receivables based primarily on current delinquencies and recent foreclosure and loss experience.

Provision for Losses on Real Estate Held for Sale

      Real estate held for sale is periodically evaluated for impairment. Loss provisions for real estate held for sale are calculated as the difference between the estimated net realizable value and the carrying value at the measurement date. During the nine months ended June 30, 2003 we recorded a $1.6 million provision for losses primarily due to a reduction in sales prices on some of our real estate held for sale portfolio and a $0.8 million provision for losses on an orchard in Washington that lost its organic status. The $0.8 million provision was based on a new appraisal that we obtained on the orchard.

Net Non-Investment Expense

      The following table presents the components of net non-investment expense during the nine months ended June 30, 2003 and 2002:

	Nine Months Ended
	June 30,

	2003	2002

Non-investment income:
Premiums and annuity considerations	$1,171,200	$1,355,586

Total non-investment income	1,171,200	1,355,586

Non-investment expense:
Commissions to agents	8,319,680	5,092,932
Administrative and other expenses	7,605,327	2,917,092

Total non-investment expense	15,925,007	8,010,024

Net non-investment expense	$14,753,807	$6,654,438

      Commissions to agents increased approximately $3.4 million for the nine months ended June 30, 2003 compared to the similar period in the prior year primarily due to an increase in sales of our annuity products. The increase in administrative and other expenses was primarily due to a $2.4 million increase in cost sharing expenses paid to Metropolitan in accordance with an established inter-company agreement, a $0.6 million increase in audit and legal fees, a $0.6 million reduction in ceding allowances associated with new annuity business ceded to Summit under our annuity reinsurance agreement, a $0.2 million increase in guaranty fund assessments, a $0.5 million increase in salaries and $0.4 million in other expenses as a result of an overall growth in our assets.

Capitalized Deferred Policy Acquisition Costs, Net of Amortization

      Capitalized deferred policy acquisition costs, net of amortization, is comprised of the capitalization of expenses incurred to sell and underwrite life and annuity policies, offset by the amortization of previously capitalized expenses. The following table reflects the components of the net change in deferred policy acquisition costs we reported for the nine months ended June 30, 2003 and 2002:

	Nine Months Ended
	June 30,

	2003	2002

Current period costs capitalized	$(8,832,872)	$(5,214,685)
Amortization of previously capitalized expenses	11,490,186	5,275,000

Net amortization (capitalization) of deferred policy acquisition costs	$2,657,314	$60,315

      The increase in current period costs capitalized is due primarily to the $3.4 million increase in commissions paid on annuity business, net of ceding and a $0.6 million decrease in ceding allowances associated with annuity business ceded to Summit. Annuity business production, net of ceding during the nine months ended June 30, 2003 was approximately $191.1 million compared to approximately $115.3 million during the similar period ended June 30, 2002. Our funding for the acquisitions of receivables is provided primarily through the sale of our annuity products. We manage our financing activities to match investment opportunities that are available. Since the sale of annuity products are interest rate sensitive, we can manage annuity product sales by pricing the products accordingly. During the nine months ended June 30, 2003, we offered a more competitive price on our annuity products than during the similar period ended June 30, 2002, and therefore, experienced an increase in annuity sales during the current period as compared to the similar period last year.

      According to Statement of Financial Accounting Standards No. 97 (“SFAS No. 97”), policy acquisition costs, such as commissions, are to be deferred and amortized over the life of a group of policies in relation to the present value of the estimated future gross profits related to that group of policies. For purposes of amortizing deferred policy acquisition costs, the estimated gross profits consist of estimated future earnings based on investment of policy account balances less estimated future interest to be credited to account balances, estimated future policy expense charges less estimated future policy administration expenses and estimated future surrender charges. These estimated gross profits are to be based on our “best estimate” without provision for adverse deviation. Further, SFAS No. 97 requires that estimates of expected gross profit used as a basis of deferred policy acquisition cost amortization are to be evaluated regularly, and the total amortization recorded to date is to be adjusted by a charge or credit to the statement of operations if actual experience or other evidence suggests that earlier estimates should be revised.

      Our future estimated earnings rate on the assets that support the annuity business over the remaining estimated life of the annuity business is expected to range from 6.9% to 10.7%. The primary factors that influence the range of future estimated earnings rate include the asset mix and the corresponding potential range of yields of the assets that support the annuity business. Since real estate receivables represent the highest yielding category, a shift in assets between real estate receivables and lower yielding fixed income securities and other receivables supporting the annuity business can affect the earning rates we realize on the assets that support the annuity business.

      After giving consideration to the asset mix and corresponding yields realized on the assets supporting the annuity business, we believe that a future estimated earnings rate of 10.0% at June 30, 2003 is a reasonable expectation of the yields to be realized on the assets that support the annuity business over the estimated remaining life. The future estimated earnings rate of 10.0% is a reduction from 10.8% that was estimated as of September 30, 2002. This reduction in future estimated earnings rate has contributed to an increase in the amortization of previously capitalized expenses for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002. Additionally, during the nine months ended June 30, 2002, the amortization of deferred policy acquisition costs was affected by lower than expected surrender rates. The effects of lower than expected surrender rates during the nine months ended June 30, 2002 (which resulted in lower amortization of deferred policy acquisition costs) and a reduction in the future estimated earnings rate that was made during the nine months ended June 30, 2003 (which resulted in an increase in the amortization of deferred policy acquisition costs) has resulted in a net increase in amortization during the current period of approximately $6.0 million when compared to the similar period last year.

Income Taxes

      In prior years, we recorded a $22.4 million tax benefit relating to an investment that was entered into in conjunction with Metropolitan in 1999. The objectives for the investment were to produce economic gains combined with favorable tax benefits. Similar investments were presented throughout the country to numerous individuals and companies as an investment and tax strategy. Prior to, and in conjunction with the investment, Metropolitan received two independent tax opinions relating to the investment. Additionally, we executed a supplement to the Federal Tax Sharing Agreement with Metropolitan allowing us to recover from Metropolitan up to $11.2 million, plus applicable interest on the $11.2 million, in federal income tax benefits derived from this investment that are not otherwise utilized by us. The non-utilization of the income tax benefits could result from the expiration of the net operating loss carry forward limit of 20 years, disallowance on audit, or any enactment of law that may affect the utilization of the benefits.

      We have received a notice from the Internal Revenue Service stating that the $22.4 million tax benefit we recorded for a transaction entered into during fiscal 1999 would be wholly disallowed by the IRS. However, we, in conjunction with Metropolitan, intend to vigorously defend our tax treatment of the transaction and we believe that our tax treatment was, and continues to be, supportable and appropriate.

      At June 30, 2003, we cannot reasonably estimate a loss, if any, associated with this transaction. In the event of an unfavorable resolution relative to the investment, our earnings would be adversely affected by amounts disallowed in excess of $11.2 million, including interest if applicable. Any amounts that may be disallowed, up to $11.2 million including any applicable interest, as a result of an unfavorable resolution are recoverable from Metropolitan under the terms of the supplement to the Federal Tax Sharing Agreement.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

      The following table presents the components of the results of operations during the three months ended June 30, 2003 and 2002:

	Three Months Ended
	June 30,

	2003	2002

Net investment income	$15,375,547	$13,820,943
Net non-investment expense	(5,143,464)	(2,586,596)
Capitalized deferred policy acquisition costs, net of amortization	(3,787,386)	2,092,238

Income before net losses on investments	6,444,697	13,326,585
Net losses on investments	(5,482,578)	(3,394,389)

Income before income taxes and minority interest	962,119	9,932,196
Income taxes	(361,389)	(3,476,270)

Net income before minority interest	600,730	6,455,926
Income of consolidated subsidiary allocated to minority stockholders	—	(569,250)

Net income	600,730	5,886,676
Preferred stock dividends	(279,271)	—

Income applicable to common stockholders	$321,459	$5,886,676

Net Investment Income

      The following table presents the components of net investment income during the three months ended June 30, 2003 and 2002:

	Three Months Ended
	June 30,

	2003	2002

Net investment income:
Gross investment income	$37,527,028	$29,758,088
Investment expenses	(5,507,430)	(2,926,311)
Insurance policy and annuity benefits	(16,644,051)	(13,010,834)

Net investment income	$15,375,547	$13,820,943

      The increase in investment income for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 was primarily due to an increase in our commercial lending activities. Commercial loans, which have higher yields than the residential portfolio, accounted for approximately $543.4 million or 70% of the outstanding principal balance of real estate contracts and mortgage notes receivable at June 30, 2003, compared to approximately $243.5 million or 49% at June 30, 2002.

      The increase in our investment income as a result of our commercial lending activities have been partially offset by a decrease in the yields earned on our investment portfolio due to a decrease in the 5-year constant maturity U.S. Treasury rate, which is similar to the average maturity of our fixed income portfolio. During the twelve-month period ended June 30, 2003, proceeds from the sales and maturities of our investment portfolio totaled $594.9 million. As proceeds from the sales and maturities of investments were reinvested back into a lower interest rate market, the overall portfolio yield was reduced. Additionally, our recent focus on improving the average credit rating of our investment portfolio has also contributed to a reduction in investment yields. At June 30, 2003, approximately 86.7% of our portfolio was rated either AAA or AA compared to approximately 66.0% at June 30, 2002. The higher credit rating is expected to result in a lower effective yield, but also reduced credit risk.

      The increase in investment expenses was primarily due to an approximately $0.5 million increase in interest expense, approximately $1.0 million increase in cost sharing expenses paid to Metropolitan in accordance with an established inter-company agreement, $0.7 million increase in holding costs associated with our properties held for sale and development and a $0.2 million increase in the cost of servicing our receivable portfolio. The increase in interest expense is primarily the result of an increase in advances on the secured line of credit with the Federal Home Loan Bank of Seattle. However, the reduction in the interest rate environment during the last twelve months has allowed us to borrow funds on our secured line of credit with the Federal Home Loan Bank of Seattle at lower interest rates. This borrowing facility has led to a reduction in the current year debt payable cost of funds.

Net Losses on Investments

      The components of net losses on investments for the three months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended
	June 30,

	2003	2002

Net gains on sale of real estate	$615,202	$28,194
Net investment securities gains (losses)	354,729	(2,385,028)
Realized gains (losses) on sale of receivables	(26,477)	—
Provision for loss on real estate loans and assets	(6,426,032)	(1,037,555)

Net losses on investments	$(5,482,578)	$(3,394,389)

          Net Investment Securities Gains (Losses)

      The components of net investment securities gains (losses) for the three months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended
	June 30,

	2003	2002

Other than temporary declines in value:
Subordinate and interest only securities	$(963,075)	$(652,211)
Equity securities	(1,442)	(816,889)
Other securities	(1,549,874)	(1,638,718)
Realized gains on securities investments	2,869,120	759,841
Realized gains on trading securities	—	(37,051)

Net investment securities gains (losses)	$354,729	$(2,385,028)

      We hold subordinate and interest only securities generated from receivable securitization transactions that were entered into in conjunction with Metropolitan and other affiliates. The fair value of these securities, which do not have established market prices, is estimated using expected discounted future cash flows. When estimating expected future cash flows, we consider interest rates, estimated prepayment rates, collateral value, historical default rates and recent loss severity. During the three months ended June 30, 2003, we determined that certain securities had other than temporary declines in value as the collateral supporting the securities experienced higher than expected prepayment rates, loss severity and default rates. In response to sustained prepayment rates, higher than expected loss severities and an increase in defaults, we revised our assumptions of future prepayments, loss severity and default rates. Changes in these assumptions contributed, in part, to the $1.0 million impairment during the three months ended June 30, 2003.

      During the three months ended June 30, 2003, we recorded approximately $1.5 million in other than temporary impairments on certain fixed income securities. The impairments were primarily due to deterioration in the underlying collateral of certain asset-backed securities, including $0.8 million in impairments on airline related asset-backed securities.

Net Non-Investment Expense

      The following table presents the components of net non-investment expense during the three months ended June 30, 2003 and 2002:

	Three Months Ended
	June 30,

	2003	2002

Non-investment income:
Premiums and annuity considerations	$406,617	$422,407

Total non-investment income	406,617	422,407

Non-investment expense:
Commissions to agents	2,037,457	2,240,183
Administrative and other expenses	3,512,624	768,820

Total non-investment expense	5,550,081	3,009,003

Net non-investment expense	$5,143,464	$2,586,596

      The decrease in commissions to agents for the three months ended June 30, 2003 compared to the similar period in the prior year was primarily due to approximately $0.2 million decrease in commissions on sales of our annuity products. The increase in administrative and other expenses was primarily due to a $1.7 million increase in cost sharing expenses paid to Metropolitan in accordance with an established inter-company agreement, a $0.1 million increase in audit and legal fees, a $0.5 million reduction in ceding allowances associated with new annuity business ceded to Summit under our annuity reinsurance agreement and a $0.4 million increase in other expenses as a result of an overall growth in our assets.

Capitalized Deferred Policy Acquisition Costs, Net of Amortization

      Capitalized deferred policy acquisition costs, net of amortization, is comprised of the capitalization of expenses incurred to sell and underwrite life and annuity policies, offset by the amortization of previously capitalized expenses. The following table reflects the components of the net change in deferred policy acquisition costs we reported for the three months ended June 30, 2003 and 2002:

	Three Months Ended
	June 30,

	2003	2002

Current period costs capitalized	$(2,102,800)	$(1,917,238)
Amortization of previously capitalized expenses	5,890,186	(175,000)

Net amortization (capitalization) of deferred policy acquisition costs	$3,787,386	$(2,092,238)

      According to SFAS No. 97, policy acquisition costs, such as commissions, are to be deferred and amortized over the life of a group of policies in relation to the present value of the estimated future gross profits related to that group of policies. For purposes of amortizing deferred policy acquisition costs, the estimated gross profits consist of estimated future earnings based on investment of policy account balances less estimated future interest to be credited to account balances, estimated future policy expense charges less estimated future policy administration expenses and estimated future surrender charges. These estimated gross profits are to be based on our “best estimate” without provision for adverse deviation. Further, SFAS No. 97 requires that estimates of expected gross profit used as a basis of deferred policy acquisition cost amortization are to be evaluated regularly, and the total amortization recorded to date is to be adjusted by a charge or credit to the statement of operations if actual experience or other evidence suggests that earlier estimates should be revised.

      Our future estimated earnings rate on the assets that support the annuity business over the remaining estimated life of the annuity business is expected to range from 6.9% to 10.7%. The primary factors that influence the range of future estimated earnings rate include the asset mix and the corresponding potential range of yields of the assets that support the annuity business. Since real estate receivables represent the highest yielding category, a shift in assets between real estate receivables and lower yielding fixed income securities and other receivables supporting the annuity business can affect the earning rates we realize on the assets that support the annuity business.

      After giving consideration to the asset mix and corresponding yields realized on the assets supporting the annuity business, we believe that a future estimated earnings rate of 10.0% at June 30, 2003 is a reasonable expectation of the yields to be realized on the assets that support the annuity business over the estimated remaining life. The future estimated earnings rate of 10.0% is a reduction from 10.8% that was estimated as of September 30, 2002. This reduction in future estimated earnings rate has contributed to an increase in the amortization of previously capitalized expenses for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Additionally, during the three months ended June 30, 2002, the amortization of deferred policy acquisition costs was affected by lower than expected surrender rates during 2002. The effects of lower than expected surrender rates in 2002 (which resulted in lower amortization of deferred policy acquisition costs) and a reduction in the future estimated earnings rate that was made during the three months ended June 30, 2003 (which resulted in an increase in the amortization of deferred policy acquisition costs) has resulted in a net increase in amortization during the current period of approximately $6.0 million when compared to the similar period last year.

Unrealized Losses on Investments

      Temporary declines in the fair market value of investments that are classified “available-for-sale” are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related income taxes, as a component of stockholder’s equity. We regularly monitor our investment portfolio for other than temporary impairments of our securities. When an other than temporary decline in value below cost or amortized cost is identified, the investment is reduced to its fair market value, which becomes the new cost basis of the investment. The amount of reduction is reported as a realized loss in the statement of operations. In determining whether the losses are temporary or other than temporary, we consider (1) the length of time and extent to which the fair market value has been less than cost, (2) the circumstances contributing to the decline in fair market value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) our intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed investments, we also consider the credit rating and determine the amount of credit support available for the security. At June 30, 2003, our investment portfolio had approximately $2.0 million in unrealized losses that were deemed to be temporary. To the extent that any losses currently deemed temporary are determined to be other than temporary in the future, the unrealized losses will be reported as realized losses in future statements of operations.

      The following table stratifies the unrealized losses as of June 30, 2003 by investment category:

	Carrying Value	Unrealized Losses

Fixed income maturities:
Government-backed bonds	$16,445,260	$(85,200)
Mortgage- and asset-backed securities	87,560,592	(1,789,616)

Total fixed income maturities	104,005,852	(1,874,816)
Common stocks	13,574	(2,396)
Preferred stocks	5,410,800	(89,200)
Venture Capital/ Limited Partnerships	110,736	(4,264)

Totals	$109,540,962	$(1,970,676)

      The following table stratifies the unrealized losses as of June 30, 2003 by market sector:

	Carrying Value	Unrealized Losses

Government-backed bonds:
Agency	$16,445,260	$(85,200)

Total government-backed bonds	16,445,260	(85,200)
Mortgage- and asset-backed securities:
Collateralized mortgage obligation	69,004,724	(775,461)
Other asset-backed	6,553,419	(465,459)
Home equity	6,272,683	(391,388)
Manufactured housing	5,729,766	(157,308)

Total mortgage- and asset-backed securities	87,560,592	(1,789,616)
Common stocks	13,574	(2,396)
Preferred stocks	5,410,800	(89,200)
Venture Capital/ Limited Partnerships	110,736	(4,264)

Totals	$109,540,962	$(1,970,676)

      The following table stratifies the unrealized losses as of June 30, 2003 by credit rating:

	Carrying Value	Unrealized Losses

AAA	$85,449,984	$(860,662)
AA	3,912,000	(88,000)
A	6,515,237	(249,237)
BBB	5,267,848	(137,068)
BB	5,367,815	(306,408)
C	2,903,768	(322,641)
Common stocks	13,574	(2,396)
Venture Capital/ Limited Partnerships	110,736	(4,264)

Totals	$109,540,962	$(1,970,676)

      Unrealized losses relating to the investment grade assets (BBB and higher) are generally due to changes in interest rates that may include changes in spreads to benchmarks for a particular sector of the market. To the extent that unrealized losses in our investment grade portfolio are the result of issues other than interest rate changes, the investments are evaluated for other than temporary impairment. In determining whether these losses were temporary or other than temporary, we considered (1) recent performance of the security, (2) the credit rating of the security, (3) the amount of credit support available for the security, (4) circumstances contributing to the decline in value, (5) the length of time and extent to which the fair value has been less than cost, and (6) our intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery.

      The following table stratifies the unrealized losses as of June 30, 2003 by trading class:

	Carrying Value	Unrealized Losses

Traded	$109,430,226	$(1,966,412)
Non-Traded	110,736	(4,264)

Totals	$109,540,962	$(1,970,676)

      The following table stratifies the unrealized losses as of June 30, 2003 by length of time the securities have continuously been in an unrealized loss position:

	Carrying Value	Unrealized Losses

Fixed Income Securities:
Investment Grade
0–6 months	$89,219,032	$(996,530)
7–12 months	2,865,586	(106,419)
25–30 months	3,649,651	(142,818)
Non-Investment Grade
0–6 months	8,271,583	(629,049)
Preferred Stocks:
0–6 months	3,912,000	(88,000)
7–12 months	1,498,800	(1,200)
Common Stocks:
0–6 months	13,574	(2,396)
Venture Capital/ Limited Partnerships:
0–6 months	110,736	(4,264)

Total	$109,540,962	$(1,970,676)

      The maturities of fixed income investments that are in an unrealized loss position at June 30, 2003 are as follows:

	Carrying Value	Unrealized Losses

Due after five years through ten years	$15,237,760	$(85,129)
Due thereafter	1,207,500	(71)

Total non-mortgage- and asset-backed securities	16,445,260	(85,200)
Mortgage- and asset-backed securities	87,560,592	(1,789,616)

Total fixed income securities	$104,005,852	$(1,874,816)

      We are authorized by our investment policies to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transactions are intended to reduce the risk associated with price movements for a balance sheet asset. In addition, securities may be sold “short,” which is the sale of securities that are not currently in the portfolio and therefore must be purchased to close out the sale agreement, as another means of hedging interest rate risk to benefit from an anticipated movement in the financial markets. As of and during the nine months ended June 30, 2003 we had no open hedging positions relative to hedging our securities portfolio.

Asset Quality

Servicing and Delinquency Experience

      The principal amount of our commercial loans (as a percentage of total outstanding commercial loans) that were in arrears for more than 90 days as of the following dates were as follows:

	Total	Commercial
	Commercial	Loans in	Percentage
	Loans	Arrears	in Arrears

June 30, 2003	$543,399,389	$101,525,362	18.68%
September 30, 2002	$342,632,510	$25,240,264	7.37%

June 30, 2002	$243,524,067	$7,402,330	3.04%
September 30, 2001	$123,259,529	$5,742,560	4.66%

      In addition to the amounts included in the table above at June 30, 2003, there were approximately $5.0 million in additional delinquent loans that we had serious doubts that the borrowers had the ability to comply with present loan repayment terms, and therefore may become 90 days delinquent. As of June 30, 2003, these loans accounted for less than 1.0% of the total outstanding commercial receivables collateralized by real estate, but were not included in the table above because they were less than 90 days delinquent. During the nine months ended June 30, 2003, nine new delinquencies with principal balances of approximately $89.1 million contributed to the increase in delinquencies since September 30, 2002.

      The following is information regarding the five largest delinquent commercial loans at June 30, 2003:

					Fees and		Estimated Net	Date of	Delinquent
Commercial	Date of	Initial Loan	Principal	Accrued	Servicer	Carrying	Realizable Value	Last	Payment	Allocated
Loan	Initial Loan	Amount	Balance	Interest	Advances(1)	Value	of Collateral	Appraisal	Date	Reserve

A	5/8/2002	$15,000,000	$18,029,925	$1,472,444	$(128,801)	$19,373,568	$20,460,000	5/8/2002	1/1/2003	$—
B	12/30/2002	13,779,500	13,779,500	895,668	(177,193)	14,497,975	15,748,000	12/10/2002	2/1/2003	—
C	3/29/2002	11,775,000	11,775,000	693,918	150,337	12,619,255	12,560,000	3/18/2002	7/5/2002	59,255
D	4/1/2002	7,000,000	7,000,000	326,762	4,097,890	11,424,652	10,800,000	12/30/2002	7/1/2002	624,652
E	8/17/2001	9,000,000	10,647,487	938,839	(66,326)	11,520,000	11,520,000	5/16/2003	12/1/2002	—

(1)	Fees and servicer advances includes late charges, discount, amortized exit fees and advances to the servicer for property taxes and other servicer advances.

Commercial Loan A — The primary collateral consists of a first position loan on 11.5 acres of undeveloped land. This land is the proposed site for two condominium towers within Seascape Resort in Destin, Florida. Foreclosure proceedings began April 1, 2003. At June 30, 2003, we were proceeding with foreclosure action.

Commercial Loan B — The collateral consists of eleven C-stores, two car washes, a retail strip mall, an office building and two parcels of improved land, located in Central Utah and Southwestern Wyoming. Foreclosure proceedings began May 2, 2003. At June 30, 2003, we were proceeding with foreclosure action.

Commercial Loan C — The primary collateral consists of a first position mortgage on an automobile dealership on 5.5 acres of land in Gurnee, Illinois. Foreclosure proceedings began October 3, 2002. At June 30, 2003, we were proceeding with foreclosure action.

Commercial Loan D — The primary collateral consists of a first position mortgage on 3,139 acres of land, which includes 19 separate residential development areas, 3 golf courses, club house and tennis courts. The borrower filed for bankruptcy on April 1, 2003. At June 30, 2003, this receivable was in bankruptcy with a court appointed company managing the operations.

Commercial Loan E — The primary collateral consists of a first position mortgage on an office building on 4.5 acres of land in Scottsdale, Arizona. Foreclosure proceedings began March 3, 2003. At June 30, 2003, we were proceeding with foreclosure action.

      The estimated net realizable value of the collateral is estimated at 80% of the estimated market value of the collateral based on current appraisal/sales information. Based on our review, to the extent that the carrying value exceeds the estimated net realizable value, an allowance for losses is recognized for the amount at which the carrying value exceeds the estimated net realizable value. To the extent that the estimated net realizable value exceeds the carrying value, an allowance for losses is not recognized. We believe that in the event of foreclosure, proceeds from the sale of the collateral will be sufficient to satisfy the net carrying value of the receivables.

      When a payment becomes delinquent on a commercial loan, either Ocwen’s, our third party servicer, or Metropolitan’s collection unit (depending on which entity is acting as servicer) will begin making collection calls immediately. If the defaulted payment is not received by the next payment due date, a notice of default is sent to the borrower and the account is assigned to one of Metropolitan’s workout managers according to the property type, size of loan and complexity of transaction. The workout manager will review the file and related documentation and attempt to contact the borrower to negotiate with the borrower to cure the default. If after the expiration of the notice of default, the default is not cured, counsel begins foreclosure immediately. Concurrent with the notice of default period and the foreclosure process, the assigned workout manager will continue to contact and attempt to negotiate a full reinstatement with the borrower. During this same period, the workout manager will also develop a workout program and make recommendations to Metropolitan’s problem loan review committee for approval. As a part of formulating this workout plan, the workout manager will typically visit the collateral property, talk with local experts and make an assessment of the condition of the collateral and its marketability in the event of a potential foreclosure. The final workout plan is presented to the problem loan review committee with all relevant information regarding contact with the borrower, condition and marketability of collateral and an assessment of the likelihood of default cure or recovery of the loan balance if the default continues through foreclosure. Any actions undertaken by the workout manager with the borrower that would result in other than full reinstatement are subject to advance approval by the problem loan review committee.

      The problem loan review committee is composed of representatives from Metropolitan’s underwriting, risk management, operations, commercial lending, legal and property development departments. The committee meets weekly and reviews all newly defaulted loans, continuing defaulted loans, loans in foreclosure, loans in bankruptcy and progress on approved workout plans.

      The principal amount of our residential and other real estate receivables (as a percentage of total residential and other real estate receivables) that were in arrears for more than 90 days as of the following dates were as follows:

		Residential and
	Total Residential	Other Real Estate
	and Other Real	Receivables in	Percentage
	Estate Receivables	Arrears	in Arrears

June 30, 2003	$234,699,220	$23,673,648	10.09%
September 30, 2002	$247,128,827	$20,740,753	8.39%

June 30, 2002	$258,492,706	$27,398,817	10.60%
September 30, 2001	$283,214,737	$24,658,860	8.71%

      The real estate receivables acquired by us are generally A-, B and C credit receivables. We expect higher delinquency rates because receivables we purchased or originated are typically not of the same quality as mortgages that are originated for sale to agencies such as the Federal National Mortgage Association (“Fannie Mae”). We believe that the economic effects of these higher delinquency rates will be generally offset by the higher yields expected to be received on these receivables than those typically received on the conventional “A” credit lending markets and the value of the underlying collateral.

      The carrying amount of our other receivables not collateralized by real estate (as a percentage of total other receivables) that were in arrears for more than 90 days as of the following dates were as follows:

		Other
	Total Other	Receivables in	Percentage
	Receivables	Arrears	in Arrears

June 30, 2003	$104,298,159	$5,196,623	4.98%
September 30, 2002	$106,040,368	$2,938,657	2.77%

June 30, 2002	$137,631,610	$4,628,100	3.36%
September 30, 2001	$149,852,082	$2,525,875	1.69%

Provision and Allowance for Losses on Receivables

      Changes in the allowance for losses on receivables were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Beginning balance	$15,232,121	$7,970,804	$8,697,778	$9,166,763
Provisions	6,003,153	676,731	14,230,284	2,107,017
Charge offs:
Commercial loans	(1,982,867)	—	(2,276,219)	(1,960,777)
Residential and other real estate loans	(1,270,338)	(805,091)	(2,669,774)	(1,470,559)
Other receivables	—	—	—	—

Ending balance	$17,982,069	$7,842,444	$17,982,069	$7,842,444

Charge offs as a percent of average receivables	0.40%	0.13%	0.62%	0.59%
Allowance as a percentage of total receivables	2.04%	1.23%	2.04%	1.23%

      An analysis of the allowance for losses on receivables was as follows:

		Allocated	Loan
	Allocated	Allowance	Category
	Allowance for	as a % of	as a % of
	Receivable	Receivable	Total
	Losses	Category	Receivables

June 30, 2003
Commercial loans	$10,486,346	1.93%	61.58%
Residential and other real estate loans	4,740,924	2.02%	26.60%
Other receivables	1,042,982	1.00%	11.82%
Unallocated	1,711,817	0.22%

	$17,982,069	2.04%	100.00%

June 30, 2002
Commercial loans	$1,884,314	0.77%	38.07%
Residential and other real estate loans	4,469,761	1.73%	40.41%
Other receivables	383,932	0.28%	21.52%
Unallocated	1,104,437	0.22%

	$7,842,444	1.23%	100.00%

      The allowance for losses on receivables represents our estimate of credit losses inherent in the portfolios as of the balance sheet dates. We perform regular reviews in order to identify these inherent losses and to assess the overall collection probability of the portfolios. This process provides an allowance that consists of two components: allocated and unallocated. To arrive at the allocated component, we combine estimates of the allowance needed for loans that are evaluated collectively and those that are evaluated individually.

      Commercial loans are individually monitored for impairment. A commercial loan is considered impaired when, based on specific facts and circumstances, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a commercial loan has been identified as impaired, we determine the allowance for losses based on the estimated net realizable value of the collateral compared to the carrying value of the receivable (including accrued interest and fees).

      When determining the estimated value of collateral, we have historically taken into consideration the most recent third party appraisal and other relevant market information. When reviewing the most recent third party appraisal, we consider the type of property, changes in the economic factors of the region since the most recent appraisal and the various underlying appraisal assumptions. In-house licensed appraisers that assist in the commercial origination process also assist in this review. Furthermore, we may also perform additional on-site collateral visits to update our historical assessments and gain additional information. If the estimated net realizable value of the collateral is less than the carrying value, an allowance for losses is recognized for the amount at which the carrying value exceeds the estimated net realizable value.

      During the nine months ended June 30, 2003, we provided provisions for losses on our commercial loan portfolio of approximately $10.2 million. The current year provisions resulted from a review of the most recent appraisals and other relevant market information on loans that we deemed impaired during the nine months ended June 30, 2003. Loans that we considered impaired at June 30, 2003 were approximately $106.5 million compared to $49.1 million at September 30, 2002. Of the $106.5 million considered impaired at June 30, 2003, six loans with principal balances of approximately $63.8 million that were deemed to be impaired became impaired since September 30, 2002.

      In estimating the amount of credit losses inherent in the receivable portfolios, we utilize various judgments and assumptions. For receivables that are collateral-dependent, the estimated fair market value of the collateral may deviate significantly from the proceeds received when the collateral is sold. To mitigate the imprecision inherent in most estimates of expected credit losses, the allowance has an unallocated component. The unallocated component reflects our judgmental assessment of the impact that various quantitative factors have on the overall measurement of credit losses.

Allowance for Losses on Real Estate Held for Sale

      The following table summarizes changes in our allowance for losses on real estate held for sale:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Beginning balance	$1,837,378	$2,087,183	$1,462,966	$2,448,670
Provisions (recoveries)	422,879	360,824	1,580,833	622,510
Charge-offs	(416,588)	(467,534)	(1,200,130)	(1,090,707)

Ending balance	$1,843,669	$1,980,473	$1,843,669	$1,980,473

      Real estate held for sale is periodically evaluated for impairment. Loss provisions for real estate held for sale are calculated as the difference between the estimated net realizable value and the carrying value at the measurement date. The $1.6 million provision for losses during the nine months ended June 30, 2003 was primarily the result of a reduction in sales prices on some of our real estate held for sale portfolio and a $0.8 million provision for losses on an orchard in Washington that lost its organic status. The $0.8 million provision was based on a new appraisal that we obtained on the orchard.

Liquidity and Capital Resources

      The objective of liquidity management is to provide funds at an acceptable cost to service liabilities as they become due and to meet demands for additional commercial loans and other receivable purchases. Managing liquidity also enables us to take advantage of opportunities for business expansion. We finance our business operations and growth with the proceeds from the sale of annuity and life insurance products, the sale of equity securities to the public and affiliates, a secured line of credit agreement, reverse repurchase agreements, receivable cash flows, the sale of real estate and securities portfolio earnings. Primarily, our sources of liquidity are long-term in nature as they are used for long-term investments. Generally, short-term liquidity is provided through earnings and contractual repayments from our receivable and investment portfolios. However, the secured line of credit agreement and the reverse repurchase agreement discussed below can be used for short-term liquidity purposes.

Annuities

      The annuity and life insurance business is highly competitive. We compete with other financial institutions, including ones with greater resources and greater name recognition. Premium rates, annuity yields and commissions to agents are particularly sensitive to competitive forces. We believe the primary competitive factors among life insurance companies for investment-oriented insurance products, like annuities, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels, service rendered to the customer before and after a policy or contract is issued, and service provided to agents. Other factors affecting the annuity business include the benefits, including before tax and after tax investment returns, and guarantees provided to the customer and the commissions paid to the agent. If we are unable to effectively price our annuities, offer competitive commissions and effectively compete in general for the sale of our annuity products, our liquidity could be adversely affected.

      The growth in our assets during the nine months ended June 30, 2003 was primarily due to the growth in annuity sales. Future growth will continue to be dependent on the successful efforts to sell our annuity products. We manage our financing activities to match investment opportunities that are available. Since the sale of annuity products are interest rate sensitive, we can manage annuity product sales by pricing the products accordingly. During the nine months ended June 30, 2003, we offered a more competitive price on our annuity products than during the nine months ended June 30, 2002, and therefore experienced an increase in annuity sales during the current period as compared to the similar period last year. If we maintain our current level of annuity sales, our annuity sales are expected to exceed annuity surrenders, which could lead to a growth in our total assets and thereby potentially increasing our earnings. To the extent that annuity sales decline such that annuity surrenders begin to exceed new annuity sales, we could experience a reduction in our total assets, thereby potentially reducing our earnings capability.

      We have entered into a reinsurance agreement with Summit, which became effective July 1, 1998. Under this agreement, we can reinsure with Summit 75% of the risk on various annuity products. The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion by providing a 30-day advance written notice. During the nine months ended June 30, 2003, $7.5 million of additional annuity premiums were ceded to Summit under this agreement.

Equity Securities

      We had registered for sale up to $50.0 million of Series A preferred stock at December 31, 2002. Effective January 2, 2003, the initial escrow period for this offering ended and we completed the initial sale of the preferred stock. Shortly after January 2, 2003, we commenced our continuous best efforts offering of the preferred stock. As of June 30, 2003, 696,194 shares of our preferred stock were outstanding, which resulted in net proceeds to us of $14.9 million. This preferred stock registration expired July 31, 2003. On June 12, 2003, we filed with the SEC a registration statement for the sale of up to 6,000,000 shares of Series A preferred stock for a total preferred stock offering price of $150.0 million. This registration statement is currently under regulatory review.

Secured Line of Credit

      We have a secured line of credit agreement with the Federal Home Loan Bank of Seattle (FHLB). When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At June 30, 2003, we had a stock investment in the FHLB of approximately $7.9 million. The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of high quality collateralized mortgage obligations. Each type of collateral has a minimum requirement that ranges from 100% to 125% of borrowings. At June 30, 2003, we had $307.8 million in eligible collateral with a market value of $375.9 million and a borrowing capacity of $258.5 million, subject to the purchase of approximately $6.3 million in additional FHLB stock. Approximately $164.3 million in securities having a market value of $200.6 million were pledged to collateralize the outstanding borrowings to the FHLB at June 30, 2003. At June 30, 2003, we had approximately $138.0 million in outstanding borrowings to the FHLB leaving an unused borrowing capacity of approximately $120.5 million, subject to the purchase of approximately $6.3 million in additional FHLB stock. During the nine months ended June 30, 2003, our outstanding borrowings on the secured line of credit increased $35.0 million. This increase accounted for approximately 19% of our net cash provided by financing activities.

Other Liquidity Sources

      Another source of liquidity is derived from payments received on receivables and investments and the sale of real estate. A decrease in the prepayment rate on receivables or in the ability to sell real estate would reduce future cash flows from receivables.

      Additionally, to increase liquidity, we may occasionally sell securities to a third party broker-dealer under the provision that we will buy them back by a predetermined date for a specific price, often called a reverse repurchase agreement. We did not enter into any reverse repurchase transactions during the periods presented.

Capital and Regulatory Considerations

      The state of Washington’s Risk-Based Capital Model law requires an insurance company to maintain specified amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. Compliance with the Risk-Based Capital Model Law requirements is tested annually as of a calendar year-end. At the last annual review at our insurance subsidiary’s statutory reporting period ended December 31, 2002, our insurance subsidiary’s capital and surplus levels exceeded the calculated specified requirements.

      Recently, our insurance subsidiary has maintained adequate levels of capital through capital contributions from Metropolitan. Through us, Metropolitan contributed $41.4 million of capital to our insurance subsidiary during the nine months ended June 30, 2003. Additionally, we had registered for sale up to $50.0 million of Series A preferred stock at June 30, 2003. As of June 30, 2003, we had issued 696,194 shares of our preferred stock and received net proceeds of approximately $14.9 million, of which approximately $11.5 million was used as capital contributions to our insurance subsidiary. Our insurance subsidiary’s ability to generate capital is dependent on Metropolitan’s ability to maintain adequate levels of liquidity permitting it to make further capital investments in our insurance subsidiary and our ability to sell preferred stock, allowing us to make capital contributions to our insurance subsidiary. To the extent that we or Metropolitan do not generate sufficient liquidity permitting us to make further capital investments in our insurance subsidiary, our insurance subsidiary’s ability to generate capital could be adversely affected, which in turn could negatively affect its ability to increase its investments in higher risk-adjusted assets such as commercial loans, real estate and equity investments.

      Our insurance subsidiary’s ability to sell available-for-sale investments for liquidity purposes is partially affected by the laws of the state of Washington that limit its investments in real estate related assets to 65% of its statutory assets. Our insurance subsidiary is restricted from selling non-real estate related assets if, after the sale, its real estate assets would exceed 65% of its statutory assets. However, occasionally our insurance subsidiary may acquire real estate related receivables that qualify as mortgage-related securities under the Secondary Mortgage Market Enhancement Act, or SMMEA. SMMEA generally provides that qualifying loans may be acquired to the same extent that obligations that are issued by or guaranteed as to principal and interest by the United States Government, its agencies and instrumentalities can be acquired. As a result, our insurance subsidiary can acquire qualifying real estate loans in amounts in excess of the 65% limitation. At June 30, 2003, our insurance subsidiary had 57% of its statutory admitted assets invested in real estate related assets that did not qualify as SMMEA investments.

      For statutory purposes, our insurance subsidiary performs cash flow testing using seven different interest rate scenarios. An annual opinion regarding the adequacy of the cash flow testing is filed with the insurance departments in the states where our insurance subsidiary is licensed as an insurance company. At the end of calendar year 2002, the results of this cash flow testing process were satisfactory.

      Our insurance subsidiary is subject to regulatory restrictions on its ability to pay dividends. These restrictions affect our ability to receive dividends from our insurance subsidiary. As of June 30, 2003, our insurance subsidiary’s unassigned statutory accumulated earnings, reduced by any unrealized capital gains, was in a deficit position, which restricts our insurance subsidiary from paying dividends. These restrictions could have an adverse effect on our ability to meet our obligations when due to the extent we are unable to successfully sell preferred stock or borrow funds from other sources.

Lending Commitments

      We had approximately $58.3 million of outstanding commitments to extend credit to commercial borrowers at June 30, 2003.

New Accounting Rules

      In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”which is effective for fiscal years beginning after December 15, 2001. This statement addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. Adoption of this new standard on October 1, 2002 did not have a material impact on our financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,”which is effective for the first interim period beginning after June 15, 2003. SFAS No. 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Management does not expect the adoption of this new standard on July 1, 2003 to have a material impact on our financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which is effective for the first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 is a clarification of the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which addresses the consolidation by business enterprises of variable interest entities. Management does not expect the adoption of this new standard on July 1, 2003 to have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We monitor interest sensitive income and expenses as we manage the objectives for our results of operations. Interest sensitive income consists of interest and earned discounts on receivables, insurance revenues and other investment interest. Interest sensitive expense consists of interest expense on borrowed money and insurance policy and annuity benefits.

      We believe there has not been a material change in our market risk since the end of our last fiscal year.

Item 4. Controls and Procedures

      Our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      In addition, our principal executive officer and principal financial officer concluded that during the quarter ended June 30, 2003, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)     Exhibits

           31.1     Rule 13a-14(a) Certification.

           31.2     Rule 13a-14(a) Certification.

           32.1     Section 1350 Certification.

           32.2     Section 1350 Certification.

      (b)     During the quarter ended June 30, 2003, we filed the following reports on Form 8-K:

             None.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 14th day of August 2003 on its behalf by the undersigned, thereunto duly authorized.

WESTERN UNITED HOLDING COMPANY

/s/ C. PAUL SANDIFUR, JR.

C. Paul Sandifur, Jr.,
President and Director

/s/ ROBERT A. NESS

Robert A. Ness
Principal Accounting Officer

Exhibit Index

           31.1     Rule 13a-14(a) Certification.

           31.2     Rule 13a-14(a) Certification.

           32.1     Section 1350 Certification.

           32.2     Section 1350 Certification.